Form 10-Q
period 2000-09-30
SIDEWARE SYSTEMS INC
filed 2000-11-15
CIK 1077170

\

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period ended   SEPTEMBER 30, 2000
                                               ----------------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from _______________

                              SIDEWARE SYSTEMS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   BRITISH COLUMBIA,
        CANADA
----------------------     -------------------    ----------------------------
(State or jurisdiction      (Commission File             (IRS Employer
   of incorporation)            Number)                Identification No.)

         930 WEST 1ST ST. #102, NORTH VANCOUVER, B.C., CANADA, V7P 3N4
         -------------------------------------------------------------
                    (Address of Principal Executive offices)

Issuers Telephone Number: (604) 988-0440
                          --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------
                        Common Shares without par value
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                     No
             -----                                      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,344,040 common shares, par value $0.001, as at October 31, 2000.

                           Index to Exhibits on Page 15

                              Sideware Systems Inc.
                                     Form 10-Q

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................  1

Item 2.  Management's Discussion and
         Analysis or Plan of Operation.....................................  1

Item 3.  Qualitative and Quantitative Disclosure
         about Market Risk................................................. 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 13

Item 2.  Changes in Securities and Use of Proceeds......................... 14

Item 3.  Defaults upon Senior Securities................................... 15

Item 4.  Submission of Matters to a Vote of
         Securities Holders................................................ 15

Item 5.  Other Matters..................................................... 15

Item 6.  Exhibits and Reports on Form 8-K.................................. 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated Financial Statements and are set forth herein.

     (i) Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000;

     (ii) Consolidated Statements of Operations for the nine month and three month periods ended September 30, 1999 and 2000;

     (iii) Consolidated Statements of Stockholders' Deficit for the period beginning December 31, 1998 and ending September 30, 2000;

     (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 2000; and

     (v) Notes to Consolidated Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Unless otherwise stated, all monetary figures contained in this Report are in United States dollars. Many of our transactions (including payment of salaries to our Canadian employees) are completed in Canadian dollars. For purposes of this Report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.66.

OVERVIEW

Following a change in management in May 1995, new management commenced rebuilding our business. The initial efforts of new management were focused on raising sufficient financing to recommence business operations and to permit our shares to resume trading. Our shares resumed trading on September 10, 1996. Our current focus is on the development and marketing of our Dr. Bean products. As yet, we have not been able to generate substantial sales revenue from our products.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that our operating results should not be relied upon as an indication of future performance.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

During the nine month period ended September 30, 2000 we recognized revenue of $379,743, consisting of:

     (a)  $251,225 in license revenue from sales of Dr. Bean;
     (b)  $44,141 for services rendered in installing Dr. Bean; and
     (c)  $84,377 in hardware and software re-sales.

Of the $84,377 in hardware and software re-sales, approximately $65,000 came from sales to related parties.

In addition, we have recorded $125,915 in deferred revenue as at September 30, 2000. Our deferred revenue consists of payments we have received, and accounts receivable we have recorded, on account of:

     (a)  future maintenance obligations; and
     (b) Dr. Bean sales which were not sufficiently completed by September 30, 2000 to comply with our revenue recognition policy.

We expect to continue completing our obligations in these transactions, so that the deferred revenue can be recognized as revenue in future periods.

Cost of revenues for the nine month period ended September 30, 2000 was $106,712. Cost of revenues allocated to hardware and software re-sales was $84,377, of which approximately $65,000 resulted from sales to related parties. Our sales to related parties are made at cost. Our re-sales of hardware and software to arm's length parties are generally included in sales of Dr. Bean. Our current practice is to allocate:

     (a) an amount equal to the cost of hardware or software sold as revenue attributed to the re-sale of hardware and software; and
     (b) the balance of the revenue from any sale to license revenue or services.

Cost of revenues allocated to services and license revenue were, respectively, $21,503 and $832.

We did not realize any revenue from sales of software during the nine month period ended September 30, 1999. Revenue from hardware and software re-sales was $24,735, all of which came from sales to related parties. Cost of revenues was also $24,735, in accordance with our policy re-selling hardware and software to related parties at cost. We previously reported revenue and cost of revenue for the nine month period ended September 30, 1999 of Cdn$326,494, all of which also came from sales to related parties. We have reduced both revenue and cost of revenues for that period by excluding certain related party sales in accordance with adjustments made at the 1999 year end.

Interest income increased from $80,241 for the nine month period ended September 30, 1999 to $529,861 for the nine month period ended September 30, 2000. The reason for the increase was higher cash balances held during the nine month period ended September 30, 2000.

Owing to the large increase in our work force, expenses increased in virtually all categories from the nine month period ended September 30, 1999 to the nine month period ended September 30, 2000.

Sales and marketing expenses increased from $936,757 for the nine month period ended September 30, 1999 to $7,986,541 for the nine month period ended September 30, 2000. The principal factors which contributed to this increase included the following:

     (a) Salaries allocated to sales and marketing increased from approximately $400,000 to approximately $3,700,000.
     (b) Trade show costs increased from approximately $150,000 to approximately $735,000.
     (c) Travel costs increased from approximately $80,000 to approximately $625,000.
     (d) Advertising costs increased from approximately $12,000 to approximately $470,000.

Research and development expenses increased from $740,296 for the nine month period ended September 30, 1999 to $2,455,096 for the nine month period ended September 30, 2000. Salaries allocated to research and development increased from approximately $530,000 to approximately $1,300,000. In addition, research and development expenses for the nine month period ended September 30, 2000 included approximately $480,000 paid to Science Applications International Corp., principally for research and development work relating to telephony integration and "voice over Internet" features for potential incorporation into our products in the future. Research and development expenses are reported net of government grants, which totalled approximately $2,400 for the nine month period ended September 30, 2000.

General and administrative expenses increased from $1,106,766 for the nine month period ended September 30, 1999 to $2,012,615 for the nine month period ended September 30, 2000. Several factors contributed to the increase. The principal factors were as follows.

(a) Employee wages and benefits not allocated to other categories increased from approximately $110,000 to approximately $1,010,000, as a result of the increase in our workforce.

(b) Professional fees increased from approximately $360,000 to approximately $635,000. Legal expenses increased from approximately $250,000 to approximately $425,000, principally as a result of costs relating to our financing activities, to the establishment of our offshore subsidiaries, and to costs incurred in hiring additional personnel. Accounting and auditing expenses increased from approximately $76,000 to approximately $175,000, principally as a result of costs incurred in the establishment of our offshore subsidiaries and as a result of the generally higher level of business activity within our company. These increases were offset in part by hiring corporate personnel to do some of the work previously done by professional firms.

(c) During the nine month period ended September 30, 2000 we recognized a foreign exchange gain of approximately $450,000, compared with a foreign exchange loss of approximately $93,000 for the nine month period ended September 30, 1999. Our foreign exchange gains and losses result principally from adjusting entries made in respect of transactions recorded in Canadian dollars, but actually carried out in United States dollars, and from gains and losses we incur on short term financial instruments held in United States dollars.

Apart from the increase in our foreign exchange gain, the increase in our general and administrative expenses resulted principally from the substantial increase in our workforce and in the general level of our business activity.

For the quarter ended September 30, 2000, and for the comparable 1999 figures stated above, we have adopted a policy of allocating overhead expenses such as rent and amortization among different categories of expenses, such as sales and marketing or research and development. During previous fiscal years we reported all expenses of this nature as general and administrative. Total rent expenses and facilities costs increased from approximately $350,000 for the nine month period ended September 30, 1999 to approximately $500,000 for the nine month period ended September 30, 2000. This increase resulted from the additional office premises we have occupied. Total amortization charges increased from approximately $140,000 to approximately $215,000, principally as a result of amortization charges in respect of additional computer equipment we have purchased and additional office premises we have occupied.

We recorded a compensation expense of $11,421,903 for the nine month period ended September 30, 2000, arising from the issuance of stock options at prices below the trading prices of our shares. The corresponding expense for the nine month period ended September 30, 1999 $211,544.

PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES

From the time new management took control of our company in May 1995 up to November 1, 2000, we have raised in excess of $30 million in equity financing through private placements (including the exercise of warrants issued pursuant thereto) and the exercise of stock options. This includes approximately $18 million which we raised thus far during 2000 through private placements, and through the exercise of outstanding share purchase warrants and incentive stock options.

During 2000 we have substantially expanded our work force, particularly in the United States, where our sales and marketing efforts are centered. Accordingly, our current rate of expenditure is substantially higher than we have experienced in previous fiscal years.

As at November 1, 2000 we have approximately 80 Canadian employees or officers working in Vancouver and North Vancouver, British Columbia, as well as a regional sales representative in Toronto, Ontario. Of our Canadian employees:

(a) approximately half work in the development of our products or in running our internal systems;
(b) approximately one third work in sales, customer support, and related areas; and
(c)  the remainder work in executive or administrative positions.

Monthly salary costs in our Canadian offices are approximately $300,000 per month.

We have approximately 75 employees in the United States, operating from 12 different locations. The majority of our United States employees work in our US head office, in Reston, Virginia. We also have regional sales offices in Atlanta, Chicago, San Jose, New York, Indiana, Los Angeles, Dallas, Boston, Miami, Phoenix, and Denver. Over 50 of our United States employees have been hired subsequent to January 1, 2000. The large majority of our United States employees work in sales, customer service, and related areas. Our monthly salary costs in the United States are approximately $550,000 per month.

As a result of the increase in our work force, we have added to our office facilities. We have occupied new, larger premises for our Virginia head office, and we have leased premises in Atlanta, San Jose, Chicago, Los Angeles, Boston, and New York. Our sales representatives in other cities currently operate from private premises. Monthly rental costs for our existing premises, in both Canada and the United States, total approximately $85,000 per month. We may open additional regional sales offices during the balance of 2000, but we presently have no specific plans to do so.

Our current overhead and administrative expenses are also substantially higher than we have experienced in previous fiscal years. Excluding discretionary sales and marketing expenses, our average monthly expenditures are approximately $1.25 million per month (including an allowance for projected capital expenditures). Discretionary sales and marketing expenses could range up to $350,000 per month, but future expenses of that nature will be dependant on both our capital resources and the success of our marketing efforts.

As at October 1, 2000, our cash balance (including short term investments) is approximately $11 million. We also have outstanding share purchase warrants and stock options which are in the money, and which will yield approximately $1 million if exercised. We have also begun to generate sales revenue, with sales contracts totalling approximately $930,000 during the third quarter of 2000. If we are able to maintain that rate of sales, our current and projected sources of cash should be sufficient to meet our cash requirements, exclusive of discretionary expenses, through to the end of the third quarter of 2001.

Investors are cautioned that we cannot at present make accurate estimates of our future operating costs. Our rate of expenditure has increased substantially in the last few months, so that we have limited historical data from which we can predict future expenses. In addition, we may incur substantial discretionary sales and marketing expenses, depending on our available resources and on customer response to Dr. Bean. If we are able to generate substantial sales of Dr. Bean, we may also increase our workforce and labour costs substantially.

STATUS OF PRODUCTS AND MARKETING

Our current product is Dr. Bean 3.2. We are also developing Dr. Bean On Call. Dr. Bean On Call can be sold as an installed application, similar to Dr. Bean 3.2, and also permits us (or a licensee) to sell the essential functions of Dr. Bean as a service over the internet. Dr. Bean On Call 2.0 is scheduled for release at the end of November 2000. For the next six months, we intend to focus the majority of our product development efforts on Dr. Bean On Call.

     (i)  DESCRIPTION OF DR. BEAN 3.2

Dr. Bean 3.2 is intended for use on Internet e-commerce sites, and facilitates direct communication over the Internet between customers and customer service representatives ("CSR").

Dr. Bean 3.2 is written in the Java programming language, and is based on a "client/server" model. A customer graphical user interface ("GUI") is incorporated into the producer company's Internet "storefront", and is downloaded to the machine of a customer browsing the storefront. Server software is incorporated into the producer company's website server, and monitors the actions of the customer.

On clicking the Dr. Bean icon, Dr. Bean opens an interactive peer-to-peer link between the customer and a CSR. The customer and CSR can communicate through "real time" chat - messages typed by either party show up immediately on the other's display screen. Dr. Bean thus supports direct interaction between CSR's and customers.

Dr. Bean has been designed for integration into e-commerce internet sites offering a comprehensive range of e-commerce services and middleware, such as database creation and management, transaction servers (processing purchase orders, credit card sales and other transactions), system security programs, and financial management and accounting systems.

Dr. Bean 3.2 incorporates the following components and features.

     QUEUE MANAGEMENT

     When all customer service representatives (CSRS) are busy, Dr. Bean can establish a queue of customers waiting for service. When they come available, CSRs can choose a new customer from the queue.

     CUSTOMER INTERFACE

     The customer interface is the graphical user interface shown to customers when they first open Dr. Bean. Dr. Bean permits a company to adjust the size and colour of the Dr. Bean window that its customers see, and to include corporate logos and other "look and feel" components that the company wants.

     Dr. Bean previously offered two versions of the graphical user interface, one written as a Java applet, and one written in Hypertext Mark-up Language ("HTML"). In version 3.2 we presently offer only an HTML version.

     FIREWALL ROUTER

     Dr. Bean operates compatibly with system firewalls, and can be configured to operate within a company's established security environment.

     DATA SOURCE MANAGER

     The Data Source Manager permits Dr. Bean to read data from databases stored in other components of a user's system. The data source manager can access multiple databases, and multiple database servers, simultaneously. Dr. Bean is compatible with a wide range of database software, including IBM's DB2 and Oracle's 8i.

     SUPERVISOR MODULE

     The supervisor module enables a supervisor to monitor various aspects of CSR performance. The supervisor can view the chat messages being exchanged by a CSR. The supervisor can also view, in graphical form, data analysing the level of service being provided to customers. The type of data available can include such items as the average queue time for customers or the number of CSRs available.

     WEB PAGE PUSH

     Dr. Bean permits a CSR to push web pages to a customer. This allows a CSR, for example, to lead a customer to a web page covering a specific product the customer is interested in.

     WHITE BOARDING

     Using the white boarding feature, a CSR can draw graphics on an image sent to the customer. For example, a CSR can push a picture of a particular product to the customer, and can circle a section of the picture, in much the same way that telestrators are used in television broadcasts.

     KNOWLEDGE BASED ROUTER

     Dr. Bean can direct a customer to the most appropriate CSR (or CSR group) through the following methods:

     (a) icons in different locations on a company's website can direct a customer to different CSRs; and

     (b) keywords embedded in a web page can direct customers using that web page to specified CSRs.

     The criteria used by the intelligent routing can be customized to meet the sales protocols and priorities of individual companies. For example, Dr. Bean permits the company to designate groups of CSR's who will specialize in a common area. Dr. Bean users can designate the criteria used for routing customers to a particular CSR or group of CSR's.

     COLLABORATIVE SERVICES

     The collaborative services feature permits CSR's to communicate among themselves while a customer chat session is under way. For example, if the customer asks a question which the CSR is unable to answer, the CSR can contact other CSRs to find the answer. The CSR can communicate with a specific individual, or can send messages to a group.

     ENTERPRISE REPORTING SERVICES

     The enterprise reporting feature permits Dr. Bean users to assemble a broad range of information and reports relating to system performance. Examples could include statistics concerning the activities of individual CSRs or a specific group of CSRs, or the frequency of calls during specified periods of the day. The enterprise reporting feature allows the user to specify the contents and format of any report.

     E-MAIL RESPONSE

     Dr. Bean allows CSRs to respond to customers through e-mail messages.

     MULTI-CHANNEL INTEGRATION

     The multi-channel integration feature is designed to permit companies to integrate different channels of Internet-based customer service.

     In its present configuration, the multi-channel integration feature permits customers to request chat communication, e-mail communication, or a return call by telephone. All of these requests are handled through a common queue. For customers requesting telephone communication, Dr. Bean shows the CSR the customer's name and telephone number, and the date and time of the request. For customers requesting e-mail communication, Dr. Bean shows the CSR the customer's e-mail address. When the customer is chosen from the queue, the CSR can respond to the customer in the manner the customer has chosen.

     (ii) DESCRIPTION OF DR. BEAN ON CALL

Dr. Bean On Call performs functions similar to those of Dr. Bean 3.2. It can be sold as an installed solution, like Dr. Bean 3.2, or it can be used to provide the functions of Dr. Bean as a service, over the Internet. When implemented as a service, Dr. Bean On Call runs on the centralized server of an ASP (application service provider). Companies communicate with their customers through the ASP server. Dr. Bean On Call thus gives companies the option of enjoying the functions offered by Dr. Bean without having to purchase Dr. Bean as a product, and without incurring the resulting system administration and maintenance costs.

Dr. Bean On Call offers three different customer interfaces, one written in HTML, one written as a Java applet, and one which runs as an application installed on the client computer. The three interfaces support different levels of features.

During the summer of 2000 we conducted a beta test program of Dr. Bean On Call 1.0. The principal features included in Dr. Bean On Call 1.0 were:

     -    customer chat (available with all interfaces);
     -    web page push (available with all interfaces);
     - white boarding (one-way with the HTML interface, and two-way with other interfaces); and
     - voice over internet protocol (available only with the application interface, and through high speed internet connections).

As a result of the beta testing program, we have added modifications and features to Dr. Bean On Call. We are currently beta testing Dr. Bean On Call 1.2, which includes the features of version 1.0, plus a queuing feature which will direct customers to the next available CSR. We expect to continue adding features during the beta testing program, and to release Dr. Bean On Call 2.0 by the end of November 2000. Dr. Bean On Call 2.0 will include the following additional features:

     -    supervisor functions, similar to those included in Dr. Bean 3.2; and
     - a multi-tenant CSR module, permitting a single CSR to respond to calls directed to different companies.

The multi-tenant CSR feature will permit licensees of Dr. Bean On Call to establish out-sourcing operations, through which companies wishing to use Dr. Bean can hire outside personnel to respond to their customers.

    (iii) DR. BEAN - FUTURE DEVELOPMENTS

Our present development plans are focussed on further development of Dr. Bean On Call, as its design is better suited to large installations, servicing a large number of CSR's. During the first quarter of 2001, we plan to release Dr. Bean On Call 2.1. Dr. Bean On Call 2.1 will include the features of Dr. Bean On Call 1.2, as well as features similar to those of Bean 3.2, as described in section (i), above. In addition, Dr. Bean On Call 2.1 will:

     - include application programmer interfaces, permitting Dr. Bean On Call 2.1 to communicate with other software applications; and
     - support remote CSR operation, permitting a CSR to operate from a remote location, such as his residence, over an internet connection.

With the introduction of Dr. Bean On Call 2.1, it will become our primary product and development platform. We do not currently plan any further development work on Dr. Bean 3.2, as we expect to market Dr. Bean On Call 2.1 in any environments in which Dr. Bean 3.2 could be installed.

We are continuing development work on the multi-channel integration feature, to integrate telephone and fax transmissions, so that incoming customer communications from different sources can be handled through a single queue. We do not presently have a definitive timetable for completion of the multi-channel integration feature.

We have also commenced design work on a future version of Dr. Bean to be based on EJB (Enterprise Java Beans) design standards. This design work is in its preliminary stage, and we have not yet set a timetable for the development of this product.

     (iv) DR. BEAN - MARKETING

Our Dr. Bean products are intended to service the rapidly growing market for software which facilitates business over the Internet. International Data Corporation has projected that the number of customers buying goods and services over the Internet will grow from approximately 30 million in 1998 to 133 million in 2002. The total value of goods and services purchased over the Internet was projected to grow from approximately $50 billion in 1998 to over $734 billion by 2002.

A corresponding demand is predicted for software that facilitates Internet commerce. International Data Corporation has estimated that the market for eCRM license revenue was approximately $42 million in 1998 and that it will grow to over $2 billion by 2003, representing a compound annual growth rate of 117%. We have not taken independent steps to verify these projections, or to create our own projections. However, based on these projections and the rapid growth of the Internet as a medium for business, we expect a large market for eCRM software to develop. Our objective is to capture, through Dr. Bean, a significant share of that market.

We plan to market our Dr. Bean products through two principal channels, our direct sales personnel and value added resellers.

In the United States, we employ approximately 75 employees, the majority of whom work in sales, integration, customer support, and related areas. Our head office in the United States is in Reston, Virginia. In addition, we employ regional sales personnel in Atlanta, San Jose, Los Angeles, Dallas, Boston, New York, Miami, Denver, Phoenix, Indiana, and Chicago. In Canada, we employ approximately 25 employees in sales, integration, customer support, and related areas. We have one regional sales representative in Toronto, Ontario, with the rest of our Canadian sales personnel stationed in Vancouver and North Vancouver, British Columbia.

In July 1999 we commenced the Sideware Partner Program through which we offer Dr. Bean to value added resellers. As at the date of this report, we have signed reseller agreements with approximately 30 companies. We are continuing in our efforts to enlist additional value added resellers for Dr. Bean, and expect to sign additional reseller agreements during the remainder of 2000 and 2001. Value added resellers are entitled to purchase Dr. Bean at a 30% discount from our list price. In addition, value added resellers receive 10% of any annual maintenance fees paid by end users.

We have also entered into IBM marketing programs which we believe will provide market exposure for Dr. Bean and help us establish distribution channels. Those programs include the following:

(a) In December 1999 we were accepted into the IBM Software Investment Initiative program. The Software Investment Initiative program offers opportunities to participate in joint marketing programs with IBM on a worldwide basis, and access and introductions to both IBM customers and IBM resellers. We have signed an Independent Software Vendor Agreement, pursuant to which IBM agreed to contribute approximately US$45,000 towards a joint marketing program. The agreement also specifies revenue targets totaling approximately US$250,000 for sales of IBM software influenced by the sale of Dr. Bean. Failure to achieve the revenue targets entitles IBM to terminate the agreement.

(b) Dr. Bean has been accepted into the IBM BesTeam Software Program. Participation in the BesTeam Software Program gives rise to the following marketing opportunities:

     - authorized resale of IBM hardware and software, and authorized use of IBM logos and marketing material;
     - introductions (through BesTeam personnel) to IBM VAR's and customers;
     - attendance at meetings and conferences of IBM small business and e-business account managers.

In June 2000 we were also accepted into the Siebel Alliance Program of Siebel Systems, Inc., as a Siebel Premier Software Partner. Under the Siebel Alliance Program we are entitled to participate in marketing programs organized by Siebel Systems, Inc., to receive training in the use and installation of Siebel products, and to use Siebel computer programs for demonstration and marketing purposes.

Including both completed installations and signed contracts, we have approximately 30 customers for Dr. Bean. During the second and third quarters of 2000 we recognized license revenue from sales of Dr. Bean of $103,000 and $144,445, respectively. This represented our first material revenue from the sale of Dr. Bean. During the third quarter of 2000, we signed sales contracts totalling approximately $930,000. Part of this amount was recognized as revenue in the third quarter, and the balance will be recognized in future quarters, as it is earned.

To date, most of our installations of Dr. Bean have been small, involving only a few CSR workstations. We have never completed a large installation of any version of Dr. Bean, and we have no experience to confirm how well Dr. Bean 3.2 will operate in large installations. As a result, our marketing of Dr. Bean 3.2 has been targeted at SME (small to medium enterprise) customers, intending to operate, or to commence operation, with 50 CSR seats or fewer.

With the release of Dr. Bean On Call 2.1, scheduled for the first quarter of 2001, we intend to focus our marketing efforts on Dr. Bean On Call. We are soliciting ASPs as potential licensees of Dr. Bean On Call, and we also intend to offer Dr. Bean On Call as an application service through our own facilities. We will also market Dr. Bean On Call as our primary installed solution, suitable for both large and small installations. For customers intending to operate larger installations, we presently intend to contract for future delivery of Dr. Bean On Call 2.1, and to offer Dr. Bean 3.2 as an introductory product while the customer initiates web-based customer service. Our ability to attract customers operating large call centres will be dependent on completing Dr. Bean On Call 2.1.

To date, substantially all of our sales have come through our direct sales force, as we have not generated significant sales through re-sellers. Depending on customer requirements and the systems they are meant to operate with, our Dr. Bean products can require varying levels of integration and customization in particular installations. Potential re-sellers of our products may not have sufficient expertise or experience with our products to complete the integration or customisation required in more complex installations. We are developing APIs for Dr. Bean On Call to make integration and customization work easier and thus, in part, to facilitate sales by re-sellers.

CHANGES IN MANAGEMENT

During the quarter ended September 30, 2000 we hired Rahul Bardhan as our Chief Technology Officer. Mr. Bardhan was previously employed as a Senior Practice Director in the Advanced Technology Solutions division of Oracle
Corp.   During a six year career with Oracle Corp. Mr. Bardhan also worked in
Oracle's national e-commerce consulting practice and in the development of internet-based systems.

Effective October 16, 2000, Owen Jones resigned as our President and Chief Executive Officer. James Speros was appointed to replace Mr. Jones as President and Chief Executive Officer. Mr. Jones remains a director.

STOCK OPTIONS

Subsequent to June 30, 2000 we have issued 1,948,000 new stock options, with exercise prices of US$2.25 per share, pursuant to our 2000 Stock Option Plan. Each option has a term of 5 years, expiring August 30, 2005. Pursuant to policies of the Canadian Venture Exchange, the options vest over periods of not less than eighteen months.

Rahul Bardhan, our Chief Technology Officer, received 1,000,000 of the options. The remainder were granted to approximately 65 employees, officers, and consultants.

REGULATORY STATUS - TRADING OF SHARES

On October 25, 2000 we filed a Form 8-K stating that we may now be a domestic issuer for purposes of the Securities and Exchange Act of 1934. Accordingly, we intend to begin filing reports on the forms prescribed for domestic issuers.

On November 10, 2000 our shares commenced trading on the Toronto Stock Exchange. We intend to delist our shares from the Canadian Venture Exchange.


PART III. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

As at September 30, 2000 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this prospectus. The fair value of all financial instruments at September 30, 2000 is not materially different from their carrying value.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Since new management took control of the Company in May 1995, we have been engaged in several legal disputes with former management. We have recently settled some of those legal disputes, and are in the course of settling the remainder. Upon completion of all of the pending settlements:

(a) we will issue a total of 80,000 shares, and will make cash payments of approximately $20,000, to opposing parties;

(b) 9123 Investments Ltd., our subsidiary, will return approximately $45,000 which it received from one of the opposing parties in foreclosure proceedings;

(c)  we will receive cash payments totalling approximately $165,000; and

(d) the legal proceedings will be terminated, and the parties will exchange mutual releases.

The legal actions which will be terminated as a result of this settlement include the following:

- EVERGREEN V. KOSTIUK ET AL; ACTION NO. C952721 IN THE BRITISH COLUMBIA SUPREME COURT
- KOWALEWICH ET AL V. EVERGREEN ET AL; ACTION NO. C963748 IN THE BRITISH COLUMBIA SUPREME COURT
- KOWALEWICH V. EVERGREEN; ACTION NO. C963717 IN THE BRITISH COLUMBIA SUPREME COURT
- KOWALEWICH ET AL V. EVERGREEN; ACTION NO. A963030 IN THE BRITISH COLUMBIA SUPREME COURT

Some aspects of the settlement agreements are conditional upon receiving the approval of the stock exchanges on which our shares trade. We are in the course of seeking the required approvals.

Following completion of the pending settlements, we will not be party to any material court proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to approval received from the Canadian Venture Exchange, we have re-priced 810,000 share purchase warrants issued April 13, 2000.

The warrants have a two-year term and original exercise prices of US$10.00 in the first year and US$11.50 in the second year. Under the re-pricing, the exercise prices will be US$2.82 in the first year and US$3.24 in the second year. Pursuant to the policies of the Canadian Venture Exchange the term of the re-priced warrants will be reduced to 30 days if, for ten consecutive days, the closing trading price of the company's shares exceeds either US$3.32 in the first year, or U$3.82 in the second year. The 30-day term commences seven days after the ten-day trading threshold has been met.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the three month period ended September 30, 2000 we did not submit any matters to a vote of security holders.

ITEM 5.   OTHER MATTERS

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

On October 25, 2000 we filed a Form 8-K stating that we may now be a domestic issuer for purposes of the Securities and Exchange Act of 1934. Accordingly, we intend to begin filing reports on the forms prescribed for domestic issuers.

INDEX TO EXHIBITS

 Number        EXHIBIT
--------       -------
 3.1(1)         Memorandum of Incorporation dated March 30, 1983
 3.2(1)         Articles of Incorporation dated March 30, 1983
 3.3(1)         Special Resolution dated January 12, 1984
 3.4(1)         Special Resolution dated June 15, 1989
 3.5(1)         Special Resolution dated September 27, 1990
 3.6(1)         Special Resolution dated December 18, 1996
 3.7(1)         Articles of Incorporation
 3.8(1)         Special Resolution dated January 29, 1998
 3.9            Special Resolution dated June 28, 2000
 4.1(1)         Escrow Agreement dated June, 1996
 4.2(1)         Agreement dated November 23, 1998 between the Company and certain warrant holders of the Company
 4.3(1)         Agreement dated April 14, 1999 between the Company and certain warrant holders of the Company
 4.4(2)         Agreement dated October 28, 1999 between the Company and certain warrant holders of the Company
 4.5(4)         2000 Stock Option Plan
 4.6(4)         Agreement dated April 30, 2000 between the Company and certain warrant holders of the Company
 4.7(4)         Amended 2000 Stock Option Plan
 10.1(1)        Operating Agreement between the Company and BrainTech, Inc., dated October 18,
                1996
 10.2(2)        Software Development and License Agreement dated September 20, 1999 between the Company and BrainTech, Inc.
 10.3(2)        Software Development License Agreement between the Company and Sideware
                International SRL effective August 27, 1999
 10.4(2)        Research and Development Cost Sharing Agreement between the Company and
                Sideware International SRL effective August 27, 1999
 10.5(2)        Distribution and Sales Agreement between the Company and Sideware Corp.
                effective January 1, 1999
 10.6(1)        Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc.,
                and BrainTech, Inc.



 10.7(1)        Lease Agreement dated January 25, 1999 between Sideware Corp. and Elden
                Investments, LLC with Addendum dated February 8, 1999
 10.8(2)        Agreement between the Company and IBM for participation in the Enterprise
                Growth Opportunity program
 10.9(2)        Reseller agreement between the Company and Enterprise Soft
10.10(2)        Software license agreement between the Company and ICEsoft AS
10.11(2)        Lease effective as of July 1, 1999 between the Company, Techwest Management
                Ltd., BrainTech, Inc. and Pacific Centre Leaseholds Ltd.
10.12(2)        Assignment Agreement effective as of July 1, 1999 between the Company,
                Techwest Management Ltd., BrainTech, Inc., and SJM Management Ltd.
10.13(2)        Cost Sharing and Allocation Agreement dated October 29, 1999 between the
                Company and BrainTech, Inc.
10.14(2)        Agreement between the Company and Advanced Contact Solutions Inc.
10.15(2)        Contract Agreement No. SDW001 between the Company and Science Applications
                International Corp.
10.16(2)        IBM International Independent Software Vendor Agreement
10.17(2)        Distribution and Sales Agreement between Sideware Corp. and Sideware
                International SRL
10.18(3)        Lease Agreement dated March 6, 2000 between Sideware Corp. and Reston L.L.C.
10.19(3)        Lease Agreement between Sideware Corp. and Sanctuary Park Realty Holding
                Company
10.20(3)        Sub-Lease Agreement dated January 15, 2000 between San Jose State University
                Foundation and Sideware Systems Inc.
10.21(3)        Lease Agreement dated February 24, 2000 between CEO Suites, Inc. and Sideware
                Corp.
10.22(4)        Alliance Agreement with Siebel Systems, Inc.
11.1            Computation of net loss per share
21.1            List of Subsidiaries
27.1            Financial Data Schedule

(1) Exhibit already on file - exhibit to our Form20-F registration statement filed in May 1999.
(2) Exhibit already on file - exhibit to our Form F-1 registration statement 333-90893 filed in December 1999.
(3) Exhibit already on file - exhibit to our Form 20-F annual report covering the year ended December 31, 1999.
(4) Exhibit already on file - exhibit to our Form F-3 registration statement no. 333-34984 filed in April 2000.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2000            Sideware Systems Inc.


                                    "Grant Sutherland"

                                    ------------------------------
                                    W. Grant Sutherland
                                    Director
                                    Chairman of the Board of Directors
                                    Chief Financial Officer

                  Consolidated Financial Statements of

                  SIDEWARE SYSTEMS INC.
                  (Expressed in US dollars)

                  (Prepared in accordance with generally accepted accounting principles in the United
                  States)

                  Nine months ended September 30, 2000 and 1999 (Unaudited) Year ended December 31, 1999

SIDEWARE SYSTEMS INC.
Consolidated Balance Sheets
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

--------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                            $     6,090,242      $     5,929,801
     Short-term investments                                                     5,232,863
     Accounts receivable:
         Trade                                                                    319,673                   -
         Other                                                                    215,071              123,297
     Due from officers                                                             32,075                   -
     Inventory                                                                     18,617               73,894
     Prepaid expenses                                                             402,631              243,045
     Current portion of long-term receivables                                       6,319               14,041
     ---------------------------------------------------------------------------------------------------------
                                                                               12,317,491            6,384,078

Deposit on lease                                                                  108,001               20,212

Long-term receivables                                                             105,003              108,655

Deferred charges                                                                   94,343              100,763

Fixed assets                                                                    1,983,300              923,536
--------------------------------------------------------------------------------------------------------------

                                                                          $    14,608,138      $     7,537,244
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                             $       977,358      $       404,000
     Due to related parties                                                            -                39,340
     Due to officers                                                                   -               219,636
     Deferred revenue                                                             125,915                   -
     ---------------------------------------------------------------------------------------------------------
                                                                                1,103,273              662,976

Shareholders' equity:
     Share capital (note 3)                                                    40,570,524           21,501,023
     Additional paid in capital                                                12,772,373              228,954
     Deferred stock-based compensation                                         (1,202,234)                  -
     Cumulative translation account                                              (558,347)             148,479
     Deficit                                                                  (38,077,451)         (15,004,188)
     ---------------------------------------------------------------------------------------------------------
                                                                               13,504,865            6,874,268
--------------------------------------------------------------------------------------------------------------

                                                                          $    14,608,138      $     7,537,244
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

-----------------------------------------------------------------------------------------------------------------------
                                                   Three months ended September 30,    Nine months ended September 30,
                                                  --------------------------------    ---------------------------------
                                                            2000              1999              2000               1999
-----------------------------------------------------------------------------------------------------------------------

Revenue:
     Licenses                                     $      144,445     $          -     $      251,225     $           -
     Services                                             33,826                -             44,141                 -
     Hardware and software resales (note 6)               12,477               357            84,377             24,735
     ------------------------------------------------------------------------------------------------------------------
                                                         190,748               357           379,743             24,735

Cost of revenues:
     Licenses                                                347                -                832                 -
     Services                                             13,926                -             21,503                 -
     Hardware and software resales (note 6)               12,477               357            84,377             24,735
     ------------------------------------------------------------------------------------------------------------------
                                                          26,750               357           106,712             24,735
-----------------------------------------------------------------------------------------------------------------------

Gross margin                                             163,998                -            273,031                 -
Operating expenses:
     Sales and marketing                               3,228,977           402,980         7,986,541            936,757
     Research and development                            747,528           322,880         2,455,096            740,296
     General and administrative                          876,367           688,654         2,012,615          1,106,766
     Stock-based compensation                          2,949,207                -         11,421,903            211,544
     ------------------------------------------------------------------------------------------------------------------
                                                       7,802,079         1,414,514        23,876,155          2,995,363
-----------------------------------------------------------------------------------------------------------------------

Operating loss for the period                         (7,638,081)       (1,414,514)      (23,603,124)        (2,995,363)

Non operating items:
     Interest income                                     164,983            78,687           529,861             80,241
     Write-off of capital assets                              -            (35,296)               -             (35,201)
     ------------------------------------------------------------------------------------------------------------------
                                                         164,983            43,391           529,861             45,040
-----------------------------------------------------------------------------------------------------------------------

Net loss                                              (7,473,098)       (1,371,123)      (23,073,263)        (2,950,323)

Deficit, beginning of period                         (30,609,041)      (10,932,110)      (15,004,188)        (9,352,910)
-----------------------------------------------------------------------------------------------------------------------

Deficit, end of period                            $  (38,077,451)    $ (12,303,233)     $(38,077,451)      $(12,303,233)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


Loss per share information:
   Basic and diluted                              $         0.12     $        0.03      $       0.40      $        0.07
   Basic and diluted, net of stock-based
       compensation                                         0.08              0.03              0.20               0.07
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
   outstanding                                        59,040,229        42,281,536        57,502,937         41,450,159
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

--------------------------------------------------------------------------------------------------------------
                                                                              Nine months ended September 30,
                                                                          ------------------------------------
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                             $   (23,073,263)     $    (2,950,323)
     Items not involving the use of cash:
         Amortization                                                             436,995              142,319
         Stock-based compensation                                              11,421,903              211,544
         Write-off of capital assets                                                   -                35,201
         Investment advisory services settled
             by equity instruments                                                     -               107,383
     Changes in non-cash operating working capital:
         Accounts receivable                                                     (425,233)              87,625
         Due to (from) related parties                                            (71,335)              92,999
         Due to (from) officers                                                  (215,353)                  -
         Inventory                                                                 53,438               14,415
         Prepaid expenses                                                        (172,942)            (125,174)
         Accounts payable and accrued liabilities                                 602,150               81,073
         Deferred revenue                                                         128,609                   -
     ---------------------------------------------------------------------------------------------------------
                                                                              (11,315,031)          (2,302,938)

Financing:
     Special warrants issued for cash                                                  -             1,993,852
     Shares issued for cash, net of share issue costs                          18,988,783            6,474,619
     ---------------------------------------------------------------------------------------------------------
                                                                               18,988,783            8,468,471

Investments:
     Purchase of short-term investments                                        (5,425,938)
     Long-term receivables and deferred charges                                     9,036             (235,277)
     Purchase of fixed assets                                                  (1,557,207)            (478,639)
     Deposit on lease                                                             (90,494)             (11,808)
     ---------------------------------------------------------------------------------------------------------
                                                                               (7,064,603)            (725,724)
--------------------------------------------------------------------------------------------------------------

Unrealized foreign exchange loss on translation                                  (448,708)              93,075

Increase in cash and cash equivalents                                             160,441            5,532,884

Cash and cash equivalents, beginning of period                                  5,929,801              206,368
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                  $     6,090,242      $     5,739,852
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Supplemental information:
     Cash paid for interest                                               $            -       $            -
     Cash paid for taxes                                                               -                    -
Non-cash financing activities:
     Shares issued on exercise of special warrants                                     -               676,978
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine months ended September 30, 2000 and 1999 (Unaudited)
Year ended December 31, 1999

--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements have been prepared by Sideware Systems Inc. ("Sideware") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Sideware's audited consolidated financial statements and notes for the year ended December 31, 1999, included in Sideware's Registration Statement on Form 20-F.

     The consolidated financial statements include the accounts of the Company, and its subsidiaries, Sideware International SRL, 3032650 Nova Scotia Company, 9050 Investments Ltd.(inactive), Sideware Corp., Doorchester 52613 Investments Ltd., Evergreen International Technology Inc.(Inactive), all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

     As the Company commenced its principle business activities in the nine month period ended September 30, 2000 the Company is no longer considered to be in the development stage.

2.   REVENUE RECOGNITION:

     License revenue and revenue from the resale of third party hardware and software are generally recognized when an agreement has been signed, the product has been delivered, the fee is fixed and determinable, collection is probable and the Company's remaining contractual obligations are insignificant.

     Services revenue arises from the sale of maintenance contracts and the provision of consulting and implementation services provided in connection with the sale of the Company's software. Revenue from maintenance contracts is deferred and recognized ratably over the term of the contract. Revenue from consulting and implementation services is generally recognized at the time the service is performed.

     The Company recognizes sales of equipment to related parties in revenues and related costs in cost of revenues as the Company takes title to and holds the equipment, bearing all of the risks and rewards of ownership, prior to sale, and bears the same risks as for sales to unrelated parties after sale including the risks related to collection of receivables.

SIDEWARE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 2
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine months ended September 30, 2000 and 1999 (Unaudited)
Year ended December 31, 1999

--------------------------------------------------------------------------------


3.   SHARE CAPITAL:

     Authorized:

         200,000,000 common shares without nominal or par value.

     Issued:

     -------------------------------------------------------------------------------------------------------
                                                                                   Number
                                                                                of shares            Amount
     -------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                                                51,769,238         21,501,023

     Shares issued on exercise of non-transferable warrants                     3,919,702          3,803,797
     Shares issued on exercise of options                                       1,071,100          1,346,619
     Shares issued for cash                                                     3,340,100         14,557,887
     Shares issued for subscriptions previously received                          243,900                  -
     Compensatory benefit of stock options
     Assignment of capital on stock options exercised                                   -
     Less share issue costs                                                             -             80,717
     -------------------------------------------------------------------------------------------------------
     Balance, September 30, 2000 (Unaudited)                                   60,344,040        $40,570,524
     -------------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------------



     (a)  Stock options:

          Activity during the nine months ended September 30, 2000 is as follows:

          ------------------------------------------------------------------------------------------------------------------------
                                 Exercise     Outstanding                                             Outstanding           Vested
                                price per    December 31,                               Expired/    September 30,    September 30,
          Expiry date               share            1999      Granted    Exercised    cancelled             2000             2000
          ------------------------------------------------------------------------------------------------------------------------
          June 24, 2001        $ CDN 0.50         753,000            -     (100,000)           -          653,000          653,000
          February 12, 2002      CDN 0.36         123,000            -            -            -          123,000          123,000
          March 26, 2002         CDN 0.82          10,000            -      (10,000)           -                -                -
          December 16, 2002      CDN 0.70         380,000            -      (95,000)           -          285,000          285,000
          July 6, 2003           CDN 0.36         365,000            -      (60,000)           -          305,000          305,000
          April 14, 2004         CDN 1.14         470,000            -     (130,000)     (50,000)         290,000          290,000
          April 29, 2004         CDN 1.35         161,000            -      (82,500)           -           78,500           78,500
          June 17, 2004          CDN 2.33         967,000            -     (122,500)           -          844,500          844,500
          October 4, 2004        CDN 2.66         728,500            -     (403,000)           -          325,500          325,500
          October 20, 2004       CDN 2.78         149,000            -      (68,100)           -           80,900           55,900
          January 14, 2005        US 8.69               -    1,000,000            -            -        1,975,000          300,000
          January 21, 2005       US 11.08               -    1,000,000            -      (75,000)       1,925,000          665,000
          April 20, 2005          US 5.10               -    4,912,000            -            -        4,912,000        1,021,750
          August 30, 2000         US 2.25               -    1,948,000            -            -        1,948,000          204,375
          ------------------------------------------------------------------------------------------------------------------------
                                                4,106,500    8,860,000   (1,071,100)    (125,000)      11,770,400        5,151,525
          ------------------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------------------


          Stock options generally vest over periods of up to two years.

SIDEWARE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 3
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine months ended September 30, 2000 and 1999 (Unaudited)
Year ended December 31, 1999

--------------------------------------------------------------------------------


3.   SHARE CAPITAL (CONTINUED):

     (b)  Share purchase warrants:

          The following non-transferable share purchase warrants were outstanding at September 30, 2000:

          --------------------------------------------------------------------------------
                                                  Exercise price                    Number
          Expiry date                             per share                      of shares
          --------------------------------------------------------------------------------
          December 23, 2000                       $CDN 0.40                        176,000
          March 26, 2001                          $US 0.383                        197,882
          April 7, 2001                           $CDN 0.63                      2,000,000
          September 14,2001                       $US 1.89                       1,417,254
          December 14, 2000/2001                  $US1.64/1.89                   1,901,271
          March 20 ,2001/2002                     $US10.00/11.50                 1,084,000
          --------------------------------------------------------------------------------
          --------------------------------------------------------------------------------

          Subsequent to September 30, 2000 the share purchase warrants outstanding at September 30, 2000 having an exercise price of US$10.00 in the first year and US$11.50 in the second year have been repriced. Under the repricing, the exercise prices will be US$2.82 in the first year and US$3.24 in the second year. Pursuant to the policies of the Canadian Venture Exchange the term of the re-priced warrants will be reduced to 30 days if, for ten consecutive days, the closing trading price of the company's shares exceeds either US$3.32 in the first year, or US$3.82 in the second year. The 30-day term commences seven days after the ten day trading threshold has been met.

SIDEWARE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 4
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine months ended September 30, 2000 and 1999 (Unaudited)
Year ended December 31, 1999

--------------------------------------------------------------------------------


4.   LITIGATION:

     As at September 30, 2000 the Company was engaged in several court proceedings with former management and with the Company's former lawyers and auditors. The Company is in the process of completing settlements of those court proceedings. Pursuant to the pending settlements, the Company will issue 80,000 shares, and will make payments of approximately 21,000, to opposing parties. In addition, the Company will return approximately $29,000 received previously in foreclosure proceedings from one of the opposing parties. The Company will receive cash payments totaling approximately $106,000 from opposing parties. All material net obligations under this settlement are reflected in the consolidated financial statements. Following completion of the settlements, the Company will have no outstanding legal proceedings.

5.   COMMITMENTS:

     The Company has obligations under operating lease arrangements which require the following minimum annual payments:

                    2000                                            $  246,000
                    2001                                               979,000
                    2002                                               940,000
                    2003                                               790,000
                    2004                                               527,000
                    2005 and thereafter                              3,295,000
                    ----------------------------------------------------------
                                                                    $6,777,000
                    ----------------------------------------------------------
                    ----------------------------------------------------------

SIDEWARE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 5
(Unaudited)
(Expressed in US dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine months ended September 30, 2000 and 1999 (Unaudited)
Year ended December 31, 1999

--------------------------------------------------------------------------------


6.   RELATED PARTY TRANSACTIONS:

     Included in hardware and software resale revenues and cost of revenues are $65,524(September 30, 1999 - $25,535) in revenues and related costs associated with equipment sales to Braintech, Inc. and TechWest Management Inc., companies with certain common shareholders and directors to the company, and to a director of the Company.

7.   DEFERRED STOCK-BASED COMPENSATION:

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.