Form 10-K
period 2000-12-31
SIDEWARE SYSTEMS INC
filed 2001-03-23
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The Fiscal Year Ended December 31, 2000

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period:


                                 SIDEWARE SYSTEMS INC.
                        ---------------------------------------
                (Exact name of Registrant as specified in its charter)


                 British Columbia
               -------------------               ----------------------
             (State or jurisdiction                 (IRS Employer
                of incorporation)                Identification No.)

               1810 Samuel Morse Drive, Reston, Virginia 20190-5316
              ------------------------------------------------------
                     (Address of principal executive offices)

                      Issuer's telephone number (703) 437-9002

         Securities registered pursuant to section 12(b) of the Act:

         None

         Securities registered pursuant to section 12(g) of the Act:

                         Common Shares without par value
                      ------------------------------------
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   x    				No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at January 31, 2001: $87,606,000.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,167,167 common shares without par value, as at March 16, 2001.


                        Index to Exhibits on Page 52

                             Sideware Systems Inc.
                                   Form 10-K

                               TABLE OF CONTENTS

PART I

Item 1.	Business                                                        1
Item 2.	Properties                                                     11
Item 3.	Legal Proceedings                                              13
Item 4.	Submission of Matters to a Vote of Security Holders            13

PART II
Item 5.	Market for Registrant's Commons Equity and Related
  Stockholder Matters                                                  13
Item 6.	Selected Financial Data                                        24
Item 7.	Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                            24
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk   39
Item 8.	Financial Statements and Supplementary Data                    40
Item 9.	Changes in and Disagreements with Accountants on Accounting
  Financial Disclosure                                                 40

PART III
Item 10.  Directors and Executive Officers of the Registrant           40
Item 11.  Executive Compensation                                       42
Item 12.  Security Ownership of Certain Beneficial Owners and
  Management                                                           46
Item 13.  Certain Relationship and Related Transactions                48

PART IV
Item 14.Exhibits, Financial Statement Schedules, and Reports on Form
  8-K                                                                  52

                            (ii)

This annual report contains forward-looking statements which involve risks and uncertainties. When used in this annual report the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause these differences include, but are not limited to, those discussed in ITEM 7, under the heading "Risk Factors." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to publicly release the results of any revisions to the forward-looking statements which may be made to reflect events or circumstances after the date of this annual report, or to reflect the occurrence of unanticipated events.

An investment in our shares is highly speculative and involves a high degree of risk. Prospective investors should consider the risk factors involved in an investment in our shares, including the following: (a) that we have not at any time generated substantial sales revenue, (b) our history of losses, (c) the intense competition in the industry in which we operate, (d) the volatility of our stock price, and (e) the uncertainty of future funding. Prospective investors should carefully read each section of this annual report which describes these and other risk factors.

Prior to November 2000 we filed annual and other reports with the Securities and Exchange Commission as a foreign private issuer, as defined under the Securities Exchange Act of 1934. Beginning in November 2000 we began to file our reports as a domestic issuer. Reports which we filed prior to November 2000 contained financial statements prepared in accordance with Canadian generally accepted accounting principles. The financial statements contained in this annual report were prepared in accordance with United States generally accepted accounting principles, and we have restated the results from prior periods in accordance with those principles.

Prior to December 1998 we operated with an April 30 fiscal year end. In December 1998, we changed our fiscal year end from April 30 to December 31. Financial results for periods up to April 30, 1998 are reported with an April 30 year end. Financial results for periods subsequent to April 30, 1998 are reported with a December 31 year end.

All monetary amounts are stated in United States dollars, unless stated to be in Canadian dollars (C$). As a substantial number of our employees are stationed in Canada, a significant portion of our operating costs are incurred in Canadian dollars. For purposes of this annual report, other than amounts taken from our financial statements, Canadian dollar amounts have been converted to United States dollars using an exchange rate of C$1.00 = US$0.66

PART I.

ITEM 1.  BUSINESS

     OVERVIEW

Our business is the development and marketing of interactive e-business software. Our current products are offered as the Sideware Enterprise Interaction Suite 3.0. Our products support Web based customer communication, and are intended for the growing market for electronic Customer Relationship Management ("eCRM") software.

We were incorporated in April 1983 in the Province of British
Columbia, under the name "Heart Minerals Ltd." We entered the business of software development in 1990. On January 9, 1991 our corporate name was changed to "Evergreen International Technology
Inc.", following the acquisition of a private company named "Evergreen Technology Corp.".

We came under the control of new management in May 1995, following a series of legal disputes. Owing to events under prior management, our shares were suspended from trading and subject to a cease trade order of the British Columbia Securities Commission. New management began the task of restoring our business and returning our shares to trading status.

In November 1995, we released our first commercial product, JOT-IT!. JOT-IT! was an enhanced version of a product named "Evergreen Notes", whose development was commenced under prior management. Essentially an electronic "sticky" note, JOT-IT! allowed a user to "stick" notes directly onto documents, applications, drop down menus, text entry fields, and other locations, allowing notes to appear when the user required them.

In September 1996, our shares returned to trading on the Canadian
Venture Exchange. We completed our first financing under new management, and the cease trade order of the British Columbia
Securities Commission was revoked. On January 31, 1997 we changed our corporate name to "JOT-IT! Software Corp.".

In July 1997, 3M Corporation commenced legal proceedings against us alleging that the name "JOT-IT!" infringed 3M trademarks. In October 1997, we settled the 3M litigation, and agreed to change our corporate and product names. Our single user product was re-named "Tagalongs".

In November 1997, we released our first groupware product, Net Notions, and the final version of our single user product, Tagalongs
3.0. Neither Tagalongs nor Net Notions generated material revenue, and both products have been discontinued. On February 18, 1998, to comply with our agreement with 3M Corporation, we changed our corporate name to "Sideware Systems Inc."

     RECENT DEVELOPMENTS

In the fall of 1997, we also commenced development of Dr. Bean, the predecessor of our current products. Dr. Bean created direct real time communication between customers and producers marketing their products through Internet e-commerce sites. An alpha version of the Dr. Bean client software was demonstrated at the fall Comdex exhibit in November 1997, and a beta version was demonstrated at the Internet World trade show in November 1998.

In April 1999, at the Spring Internet World trade show in Los Angeles, we released the initial version of Dr. Bean for commercial distribution. In June 1999, at the JavaOne trade show in San
Francisco, we released Dr. Bean 2.0.

In November 1999, we released Dr. Bean 3.0. Dr. Bean 3.0 included a major upgrade in the features available to Dr. Bean users. Further enhancements to Dr. Bean were released in January 2000 and April 2000.
 In April 2000, we also released Dr. Bean On Call, which was designed to provide the essential functions of Dr. Bean as an Internet service, rather than as an installed product.

In January 2001, we released the Sideware Enterprise Interaction Suite 3.0, our current group of products. The Enterprise Interaction Suite includes Sideware Collaboration, which is based on the software code of our Dr. Bean On Call product, and which offers chat functions similar to our previous Dr. Bean products. The Enterprise Interaction Suite also includes Sideware Email, an e-mail management program, and Sideware Telephony, which integrates Web based and telephone communications.

We are continuing the development of our Enterprise Interaction Suite.
 Our current development plans include enhancements to the existing functions of our products, as well as the addition of voice over Internet (VoIP), artificial intelligence, and wireless functions.

We have two operating subsidiaries, Sideware Corp. and Sideware International SRL. Sideware Corp. is incorporated in the State of Washington, and markets our products in the United States. Sideware International SRL is incorporated in Barbados, and owns certain intellectual property rights in our products. Further information on our subsidiaries, and on agreements among the corporate group, is contained under the heading "Intellectual Property".

     INDUSTRY OVERVIEW

The Internet has evolved rapidly from an information source to a new platform for commerce. International Data Corporation has projected that the number of customers buying goods and services over the Internet worldwide will grow from approximately 30 million in 1998 to 133 million in 2002. During the same period, the total value of goods and services purchased over the Internet is projected to increase from approximately $50 billion to over $734 billion.

High quality customer service may be even more important on the Internet than it is in the physical world. According to a recent survey by Net Effect Systems, a California based developer of e-business systems, online customers abandon two-thirds of the commercial transactions they commence. Unlike traditional customers, who contact their vendors in person or by phone, Internet customers cannot easily gain direct vendor contact. Whether to ask about product features, or to check the status of an order, online consumers have traditional service needs. Companies that do not meet those needs are only a click away from competitors who will.

We believe that successful customer service systems will have to blend, and to exploit the different advantages of, multiple channels of customer communication. Currently, most online customer communication takes place through e-mail. However, many companies have not taken adequate steps to manage their e-mail communication, or to provide alternatives. A recent survey of 125 top e-commerce sites by Jupiter Communications, a New York based Internet research firm, showed that 42% of the sites either refused to accept an e-mail message, never responded to the message, or took longer than five days to respond. We believe that by responding to customers through real-time chat, or by improving responsiveness to e-mail, companies can convert potential buyers into actual buyers.

     THE SIDEWARE STRATEGY

Our Enterprise Interaction Suite is intended for the emerging market for eCRM software. We believe that the potential benefits to users of eCRM software include the following:

-    increased customer loyalty;
-    easier dissemination of product information;
-    reduced operating costs;
-    increased productivity of sales and service personnel.

Our development strategy is to create a customer service system that can:

- meet the need for immediate and responsive interaction with customers;
- integrate multiple channels of customer communication, both online and offline;
-    scale to meet growing Internet-based communication needs; and
-    integrate easily with legacy computer and data systems.

We have developed our products using the proprietary Java programming language of Sun Microsystems, to enhance scalability and portability among different operating systems and platforms. Our products include features which integrate to existing customer databases, and which can combine communications from different sources into a common queue. Integration of additional communications channels, including wireless devices and Voice over Internet (VoIP) technology, is one of our continuing development objectives.

Our sales strategy is to:

- develop and advance strategic relationships with major companies in the software industry;
-    target Global 2000 customers; and
- focus our selling efforts on key market segments, including the public sector and banking and finance.

We have not generated substantial sales to date, and we have not yet established referenceable accounts with major companies. Generating sales to major companies is our primary business objective for the balance of 2001.

     PRODUCTS

     GLOSSARY

Our products are technical, and we use technical terms in describing them. The following technical terms have the following meanings.

"Applet" is a Java program which can be distributed as an attachment to a World-Wide Web document and executed by a Java-enabled web browser.

"ASP" or "Application Service Provider" is a company which makes software applications available for use as services over the Internet, in place of programs installed in the user's computer.

"Browser" is a computer program which allows a person to read documents in HTML.

"Firewall" is a form of computer security which controls communication between a private computer network and the Internet.

"GUI" or "graphical user interface" is screen display which incorporates graphic elements, such as windows or icons, to present the input or output of a computer program.

"Host" is a computer which makes information or a service available to other computers.

"HTML" or "Hypertext Markup Language" is a document format used on the World-Wide Web. HTML permits users to embed tags or links into a web page, permitting users to move instantly from one Web page to another.

"Interface" is a convention by which two software systems or programs communicate.

"Java" is a computer programming language developed by Sun
Microsystems, which supports use of the Internet through its ability to run on different operating systems.

"Natural language" means a human language, such as English.

"Server" means a computer whose purpose is to receive, store, and retrieve information, usually for other computers connected to it by a network, or through the Internet.

"SQL" or "Structured Query Language" is a standardized computer language for creating databases, and conducting database searches.

"URL" or "Uniform Resource Locator" is the Internet address of a document accessible on the World-Wide Web.

     THE SIDEWARE ENTERPRISE INTERACTION SUITE

We market our products as the Sideware Enterprise Interaction Suite
3.0. The Enterprise Interaction Suite includes three separate products: Sideware Collaboration, Sideware Email, and Sideware Telephony. Sideware Collaboration and Sideware Email can be used as stand alone products without any of the others. Sideware Telephony can only be used in conjunction with either Sideware Collaboration or Sideware Email.

     DESCRIPTION OF SIDEWARE COLLABORATION

Sideware Collaboration is intended for use on Internet e-commerce sites, and facilitates direct communication over the Internet between customers and customer service representatives ("CSRs").

A company using Sideware Collaboration includes designated icons in its Internet "storefront". Clicking a Collaboration icon opens an interactive peer-to-peer link between the customer and a company CSR. Collaboration establishes a queue of customers waiting for service, and directs them to available CSRs.

The customer and CSR can then communicate through "real time" chat - messages typed by either party show up immediately on the other's display screen.

Sideware Collaboration is written in the Java programming language, and is based on a "client/server" model. The server software transmits messages between the customer and CSR. The client software includes a GUI, which is downloaded to the customer's computer, and displayed on the customer's screen.

Sideware Collaboration is designed to support two different modes of use - as an installed solution or through an ASP. A company using Sideware Collaboration as an installed solution must install the server software on its own computer system. A company using Sideware Collaboration through an ASP acquires Sideware Collaboration as a service, utilized through the Internet, rather than as a product. The ASP version allows companies to enjoy the principal features and functions offered by Collaboration without the cost or commitment of managing their own server.

Sideware Collaboration operates compatibly with system firewalls, and can be configured to operate within a company's established security environment. Because it is written in the Java programming language, the Sideware Collaboration server is also compatible with a large number of operating systems and platforms. They include commonly implemented platforms of IBM and Sun Microsystems, and also the Windows NT operating system.

Some features of Sideware Collaboration require the use of a browser on either a CSR workstation or the computer of a customer. Sideware Collaboration is compatible with the Internet Explorer browser of Microsoft Corporation. Owing to the dominance of the Internet Explorer program and the Windows operating system, we have not yet made Sideware Collaboration compatible with other workstation browsers. However, Sideware Collaboration is a Java based program, and we can adapt it to other browsers and other workstation operating systems if demand requires.

Chat sessions created by Sideware Collaboration can be stored in a database and retrieved. Sideware Collaboration runs on any SQL compliant database. In addition, Sideware Collaboration must operate through an application server program, such as IBM Websphere or BEA Weblogic.

Sideware Collaboration includes the following additional features.

- Administration and Server Manager modules that permit users to set up CSR accounts, and also permit ASPs to add or remove customers.

- A Supervisor module that permits supervisors to monitor CSR performance, and to take over customer chat sessions from a CSR.

- Application programmer interfaces that permit users to customize Collaboration, so that it can be accessed from other applications.

- An Enterprise Application Manager that permits users to launch other applications from Collaboration.

- A Customer Information Manager that permits users to access data stored in other components of a user's system.

- ASPs can direct communications for several clients to the same CSR or group of CSRs, making Collaboration suitable for use by call centers providing out-sourced customer service.

- Collaboration users can customize the "look and feel" of the GUI shown to their users. The Collaboration GUI can also ask customers what kind of response they want to their inquiries. Customers can select either a chat session, a response by e-mail, or a telephone call back. The Queue manager shows CSRs what type of response each customer wants.

- Collaboration can provide CSRs with pre-defined responses, such as pre-defined chat messages or URLs to be provided to customers.

- Collaboration permits a CSR to push web pages to customers, and to draw graphics, known as "whiteboarding" on images being transmitted to customers.

-    A CSR can forward customers to other CSRs.

- Our Enterprise Reporting feature permits users to assemble a broad range of statistical information and reports relating to system or CSR performance.

- CSRs can work from remote locations, connected to their employer's server through the Internet.

     DESCRIPTION OF SIDEWARE EMAIL

Sideware Email is an e-mail management system which allows customers to send e-mails to specified CSR groups. On clicking a "Contact Us" or similar button, the customer is shown an e-mail message template which can be completed and transmitted through the Sideware Email server.

Sideware Email incorporates the following additional features:

- A company using both Collaboration and Email can establish a common queue, through which requests for chat sessions and e-mail messages can be dealt with in order, regardless of their source.

- Email permits users to designate groups of CSRs, and allows customers to choose which group their message will be sent to.

Sideware Email is a relatively new product, having been released
during the first quarter of 2001.    Rather than incurring extensive
cost and development time to enhance Email further, our current intention, for future releases of the Enterprise Interaction Suite, is to secure the right to re-sell the e-mail management system of another vendor.

     DESCRIPTION OF SIDEWARE TELEPHONY

Sideware Telephony extends the ability of the Enterprise Interaction Suite to establish a common queue for incoming customer communications. Through Sideware Telephony, users of the Enterprise Interaction Suite can also include telephone communications in a common queue with Collaboration chat sessions or e-mail messages. All incoming communications are handled through the same queue, and directed to the appropriate CSRs in order, regardless of whether they originate through chat, e-mail or telephone.

Sideware Telephony utilizes IBM's Callpath to control telephone switching systems. Sideware Telephony is presently compatible with the following switching systems:

-    ECI Telecom (Tadiran) Coral I, II, III, SL ;
-    Lucent Definity Generic PBX (G3) ;
-    Nortel DMS100 ; and
-    Nortel Meridian 1 (SL/1) .

Sideware Telephony incorporates the following additional features:

- CSRs can place telephony communications on hold, and can switch back and forth between customers.
- CSRs can handle telephony communications while remaining connected to a Web chat customer.
- If a CSR is unable to pick up an incoming call, another CSR can intercede to pick it up.

     FUTURE DEVELOPMENT - ENTERPRISE INTERACTION SUITE 4.0

Our next planned release is the Sideware Enterprise Interaction Suite
4.0. In addition to enhancements to existing components, version 4.0 will include three new components, Sideware Assist, Sideware VoIP, and Sideware Wireless. We expect to release version 4.0 in the second quarter of 2001.

Sideware Assist will permit a company to provide automated responses to questions from its customers. Sideware Assist will offer customers an inquiry window, in which questions can be typed. Sideware Assist will utilize the principles of natural language processing and interpretation to interpret the questions, and to select an appropriate response from a series of pre-defined responses.

To offer Sideware Assist, we will have to license natural language processing software, and artificial intelligence software, from third parties. We are in negotiation with third parties to license the required software.

We expect that installations of Sideware Assist will be highly customized to individual users, and will require a user to assemble:

- a "knowledge" database of words, phrases, and questions that are likely to be used by its customers; and
- a set of standardized responses, and procedures that can be used to select the appropriate response.

Sideware VoIP will permit customers to send voice messages over the Internet to CSRs. Sideware VoIP will also require us to utilize technology licensed from third parties, to facilitate transmission of digitised voice data over the Internet. We are in negotiation with third parties to secure either licensing or marketing rights in appropriate third party software. Our software will include an interface to the applicable third party software.

Sideware Wireless will include software which interfaces with browsers used by wireless devices, such as cellular phones or palm pilots.
Wireless will thus permit customers using those devices to interact with companies using Collaboration.

Our development plans may change, depending on our technical and financial capabilities, and our assessment of the demands of the marketplace. There can be no assurance that our development work will produce commercially viable products, or that we will be able to license the third party technology we require on commercially acceptable terms.

     SALES, MARKETING, AND PROFESSIONAL SERVICES

We earned our first material revenue, totalling $667,628, during the year ended December 31, 2000.

- License revenue accounted for $461,962, or approximately 69% of total revenue.
- Services revenue accounted for $96,217 or approximately 14% of total revenue. Services revenue during 2000 was incidental to product sales.
- Re-sales of hardware and software to arm's length parties accounted for $27,504, or approximately 4.1% of total revenue.
- Re-sales of hardware and software to related parties accounted for $81,945, or approximately 12.3 % of total revenue.

We did not have material sales revenue from sales to arm's length parties during either the year ended December 31, 1999 or the eight month period ended December 31, 1998. Total revenue during those periods was $33,389 and $104,982, respectively. The substantial majority of that revenue, in each period, came from hardware and software re-sales to related parties.

All of our sales to date have taken place in the United States and Canada. With the exception of intellectual property rights owned by our Barbados subsidiary, Sideware International SRL, all of our assets are also located in the United States and Canada. We do not believe that our prospects for generating future sales are dependent on any single customer, or a few customers.

     SOLUTION SALES

We plan to sell the Enterprise Interaction Suite through two principal channels, our direct sales force and value added resellers.

Our direct sales force is headquartered in Reston, Virginia. We employ regional sales personnel in Atlanta, San Jose, Los Angeles, New York, Chicago, Toronto and Vancouver. Including sales representatives and system engineers, our direct sales force consists of approximately 34 employees.

We augment our direct sales force with the Sideware Partner Program. As of March 15, 2001 we have signed re-seller agreements with 51 companies. Participants in the Sideware Partner Program purchase our products for re-sale at specified discounts. We have 7 employees administering the Sideware Partner Program, and other programs aimed at developing industry alliances and joint marketing programs.

We have been accepted into the Independent Software Vendor program of IBM. If we are able to do so, we intend to increase our involvement in IBM marketing programs, and to develop marketing agreements with other major companies in the computer industry.

     ASP OFFERING

Beginning in February 2001, we offer the Enterprise Interaction Suite as a service, available over the Internet. We currently host the application service at our own facilities. If we are able to develop a sufficient customer base for our ASP service, we will likely contract with a third party to host the service. ASP customers purchase our service on a monthly fee basis.

     PROFESSIONAL SERVICES

We offer a range of services in defining the eCRM needs of our customers, and in designing software, hardware, and networking environments to meet those needs. We plan to offer professional services independently of our software sales. To date, however, all of our services revenue has been incidental to sales of our software products.

     MARKETING

As of March 15, 2001 we have 14 employees in our marketing group. Our marketing strategy is to build awareness of Sideware as a provider of eCRM solutions. We participate in industry trade shows, and we have also used direct mail and telemarketing campaigns to create brand awareness for our products.

     CUSTOMERS

As of March 15, 2001 we have approximately 35 customers, including both installed sales and signed contracts awaiting installation.

     EMPLOYEES

As of March 15, 2001 we have a total of 134 employees, including our research and development, sales and marketing, and administrative personnel.

      ENTERPRISE INTERACTION SUITE - COMPETITIVE POSITION

Our competitors include companies offering one or more products for the eCRM market, some of which compete directly with our products. Some of our competitors are: eGain Communications Corp., eShare Technologies, Inc., Interactive Intelligence, Kana Communications, Inc., Liveperson Inc., Primus Knowledge Solutions Inc., Quintus Corp., ServiceSoft Inc. and WebLine Communications Corp., a subsidiary of Cisco Systems.

Vendors of eCRM software compete on many factors. We believe that some of the most important factors are:

-     price;
-     reliability;
- the ability of the product to scale, to service increasing demand; and
- ease of integration to existing systems and to other applications.

We do not have sufficient sales history with our products to state how well they will compete against specific products of our competitors.
We believe that an important competitive factor for our products will be how well they integrate to other systems and applications. Our development strategy has been to emphasize features that will make that integration easier and more complete, such as our Customer Information Manager and our Enterprise Application Manager.

Investors are cautioned that:

- The market for e-commerce software is intensely competitive, and is changing rapidly. We expect the intensity of the competition to increase.
- The list of competitors set out above is not exhaustive. We are aware of over 30 companies providing products or services which are competitive to some degree with the Enterprise Interaction Suite.

     RESEARCH AND DEVELOPMENT

We employ research and development personnel in both the United States and Canada. As of March 15, 2001, approximately 53 of our employees are engaged in research and development activities.

During the years ended December 31, 2000 and December 31, 1999, we incurred research and development expenditures of $4,526,397 and $1,490,352, respectively. These figures include non-cash stock based compensation expenses of $1,131,887 and $55,508, respectively. During the eight month period ended December 31, 1998, we incurred research and development expenditures of $349,434, which includes non-cash stock based compensation expense of $12,349. Our own personnel currently do substantially all of our research and development work.

     INTELLECTUAL PROPERTY

     COPYRIGHT AND TRADEMARK

Computer source code for our products is protected by copyright.
Under the Copyright Act (Canada), copyright protection lasts for a minimum of 50 years.

We have registered the trademarks "Sideware" and "Dr. Bean" with the United States Patent and Trademark office, and under the Trademark Act of Canada. We also have pending applications to register our "Dr. Bean" graphic logo in both Canada and the United States. We no longer use the name "Dr. Bean" in marketing our products, but we continue to use the Dr. Bean logo. We have not submitted applications to register the name "Enterprise Interaction Suite" as a trademark, as we believe that name is descriptive of our products, and is thus unlikely to receive trademark protection.

     THIRD PARTY SOFTWARE

Our Enterprise Interaction Suite includes software licensed from Actuate Corporation, which forms part of our Enterprise Reporting feature. A license fee of $1,000 must be paid to Actuate Corporation, either by us or by our customer, for each copy of the Actuate software licensed. The functions provided by the Actuate software are an optional part of the Enterprise Interaction Suite.

We expect that we will have to license additional third party software to continue development of our Assist and VoIP products. As yet, we have not secured any of the additional license rights we will require.

     DEVELOPMENT AND MARKETING AGREEMENTS WITH SUBSIDIARIES

The description of our business contained in this annual report includes the business activities of Sideware Systems Inc., Sideware Corp., and Sideware International SRL.

Sideware Corp. was incorporated on January 21, 1997 in the State of Washington, under the name "Collaborative Groupware Inc." On August 13, 1998, Collaborative Groupware Inc. changed its name to "Sideware Corp.". Sideware Corp. markets our products in the United States.

Sideware International SRL was organised as a society with restricted liability under the laws of Barbados on August 27, 1999. Sideware Systems Inc. owns 100% of Sideware International SRL, in part directly, and in part through another subsidiary, 3032650 Nova Scotia Company.

Sideware Systems Inc. and Sideware International SRL entered into a Software License Agreement effective August 27, 1999, under which Sideware International SRL received a license to use our previous Dr. Bean software to develop and market new products. Sideware Systems Inc. and Sideware International SRL also entered into a Software Development Cost Sharing Agreement effective August 27, 1999, under which the two companies agreed to develop new software jointly.
Under the first agreement, Sideware International SRL agreed to pay Sideware Systems Inc. a royalty based on the revenues realized from the new products. Under the second, the parties agreed to share development costs, with Sideware International SRL having the right to exploit the new software worldwide except in Canada, and Sideware Systems Inc. having the right to exploit the software in Canada.
Our Enterprise Interaction Suite has been developed under the Software Development Cost Sharing Agreement.

Sideware Corp., our United States subsidiary, has entered into distribution agreements with Sideware International SRL effective January 2, 2001. The distribution agreements give Sideware Corp. the right to market both the ASP and license versions of the Enterprise Interaction Suite in the United States. Sideware Corp. purchases copies of the software in question from Sideware International SRL at specified prices.

ITEM 2.  PROPERTIES

We currently operate from 8 office locations.

Substantially all of our research and development work has historically been done at our premises in North Vancouver, British Columbia. In September 2000, we hired a new Chief Technology Officer, who is stationed at our head office in Reston, Virginia. As a result, we have begun to do more of our research and development work in Reston. Administrative functions are performed in both Reston and North Vancouver.

     HEAD OFFICE - RESTON, VIRGINIA

Our head office is at 1810 Samuel Morse Drive, Reston, Virginia. Our Reston office consists of an office building with a rentable area of approximately 16,000 square feet. The term of the lease is 7.5 years, commencing April 14, 2000 and ending October 14, 2007. The rent commences at $38,667.00 per month ($464,000 per annum) and escalates by approximately 3% per year to $47,555 per month (equivalent to $570,661 per annum) during the final half year. We have an option to renew the lease for an additional three years at rental rates which continue to escalate at approximately 3% per year.

We occupied our present head office in the Spring of 2000. We have sublet our previous premises at 208 Elden Street, Suite 200, Herndon VA 20170, although we remain responsible to the landlord if the subtenant does not pay the rent. The lease for the Elden Street premises runs to January 31, 2004. Rent payable under the lease is approximately $12,000 per month.

     CANADIAN HEAD OFFICE - NORTH VANCOUVER, BRITISH COLUMBIA

Our Canadian head office is located in North Vancouver, British
Columbia, Canada. Our North Vancouver premises occupy 14,867 square feet. The term of the lease expires August 31, 2003.

The North Vancouver lease currently provides for annual minimum rent of approximately $135,000 (equal to approximately $8.90 per square foot). Annual minimum rent increases to $9.06 per square foot effective September 1, 2001 and to $9.25 per square foot effective September 1, 2002.

The landlord under the lease is HOOPP Realty Inc., an arm's length company. The tenant under the lease is Techwest Management Inc., a private company of which Grant Sutherland and Owen Jones, our former President, are each 50% shareholders. We are a co-covenantor under the lease, and as such we are directly responsible to the landlord for rental and other related charges. Techwest Management Inc. passes costs under the lease through to us without any additional charges or mark-up.

     VANCOUVER, BRITISH COLUMBIA

Effective July 1, 1999, we occupied additional office space in downtown Vancouver, B.C. The downtown premises consist of two suites at 1600 and 1620, 777 Dunsmuir Street, Vancouver, B.C. The total area of these suites is 8,235 square feet. The term of the lease is three years, from July 1, 1999 to June 30, 2003. The total rent for the two suites is approximately $91,000 per year, or approximately $10.90 per square foot.

The premises at Suite 1600, 777 Dunsmuir Street were previously occupied by the law firm of Sutherland Johnston, in which our Chairman, Grant Sutherland, is a partner. Sutherland Johnston and BrainTech, Inc., a related party, continue to use a portion of Suite 1600, and are responsible for a portion of the costs relating to Suite 1600. We expect to recover approximately $15,000 per year from Sutherland Johnston and BrainTech, Inc. for their use of Suite 1600.

     ATLANTA, GEORGIA

Our Atlanta regional office occupies approximately 2,700 square feet. The term of the lease is three years, from May 1, 2000 to April 30, 2003. The annual rent is $68,023 for the first year, and escalates by approximately 3% per year.

     SAN JOSE, CALIFORNIA

Our San Jose regional office consists of four office spaces. We pay rent of $1,725 per month on a month-to-month basis.

We also have regional offices, consisting of one sales office each, in Chicago, Los Angeles, and New York. Our aggregate rent costs for these offices are approximately $6,000 per month.

     REGISTERED OFFICE

Our registered and records offices and address for service of process in Canada are Suite 1910, 777 Hornby Street, Vancouver, British
Columbia, V6Z 1S4.


ITEM 3.  LEGAL PROCEEDINGS

As at the date of this annual report, we are not party to any material legal proceedings.

During the fourth quarter of the fiscal year ended December 31, 2000 we settled our outstanding legal disputes with previous management. In settling those legal disputes, we:

- paid approximately $20,000 to opposing parties, and returned approximately $44,000 which we had received through foreclosure proceedings from an opposing party;
-    issued a total of 80,000 shares to opposing parties; and
- received cash payments from opposing parties totalling approximately $165,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

At our next annual meeting of shareholders, we intend to put forward a resolution to change our corporate jurisdiction from British Columbia to the Yukon Territory of Canada. Under the corporate law of British Columbia, continuation of our corporate status into the Yukon Territory will require a special resolution of shareholders, passed by a 75% majority.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     NATURE OF TRADING MARKET

Our common shares currently trade on the Toronto Stock Exchange under the symbol "SYD.U" and are quoted on the OTC Bulletin Board under the symbol "SDWS". Trading on the Toronto Stock Exchange commenced
November 10, 2000. Quotation on the OTC Bulletin Board was authorized to commence October 29, 1999.

Prior to November 20, 2000 our shares also traded on the Canadian
Venture Exchange.  Up to November 4, 1999 trading on the Canadian
Venture Exchange was in Canadian dollars.

The following table sets forth the high and low sale prices for our common shares for the quarters indicated. Figures quoted for the third quarter of 1999 and all previous periods are in Canadian dollars and are based on data from the Canadian Venture Exchange. Figures quoted for the fourth quarter of 1999 and all subsequent periods are in United States dollars and are based on data from the Canadian Venture Exchange, the Toronto Stock Exchange, and the OTC Bulletin Board. Prices stated for the OTC-Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.



                                        CVE/TSE         CVE/TSE         OTC-BB          OTC-BB
                                        High            Low             High            Low
                                        ($/C$)          ($/C$)          ($)             ($)

2000
Fourth Quarter                          $2.40           $0.44           $2.31            $0.33
Third Quarter                           $4.25           $1.92           $4.06            $1.91
Second Quarter                          $10.35          $3.30           $10.25           $3.31
First Quarter                           $25.50          $7.05           $25.00           $7.00


1999

Fourth Quarter                          $10.15          $1.48           $10.19           $1.69
Third Quarter                          C$3.38          C$2.20
Second Quarter                         C$3.47          C$0.94
First Quarter                          C$0.85          C$0.45


On, March 15, 2001 the closing price for our shares on the Toronto Stock Exchange and the OTC-Bulletin Board was $0.60.

     DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

     DESCRIPTION OF OUTSTANDING CAPITAL STOCK

Our authorized capital consists of 199,949,375 common shares without par value. The holders of the common shares are entitled to receive notice of, attend and vote at all shareholders' meetings. The common shares carry one vote per share and have no par value. The holders of the common shares are entitled to receive dividends if, as, and when declared by our board of directors. The common shares carry no preemptive rights, conversion rights, redemption provisions, sinking fund provisions or liability to further calls or to assessment. There are no restrictions on our ability to repurchase or redeem the common shares except under applicable securities laws, and to the extent that any such repurchase or redemption would render our company insolvent.

As of March 15, 2001 we have 66,116,167 common shares issued and outstanding. Approximately 323 record holders of common shares (including CEDE & Co., a US depository) are within the United States, holding 20,688,400 shares (approximately 31% of the total shares issued and outstanding). 40,797,581 million shares are registered in the name of CDS & Co., a Canadian depository. 10,378,540 million shares are registered in the name of CEDE & Co., a United States depository.

Based on information we assembled to conduct our June 2000 shareholders' meeting, we believe that we have in excess of 20,000 beneficial shareholders. We do not have reliable information as to the extent of beneficial ownership of our shares by United States residents, but we believe that in excess of 50% of our shares are owned beneficially by United States residents.

750,000 of our issued and outstanding shares are performance shares, issued in September 1996 at $0.01 per share, and held by the following individuals:

        Name                                        No. of Shares

     Owen Jones                                        275,000
     Grant Sutherland                                  275,000
     Paco Nathan                                        50,000
     Edward White                                       25,000
     Paul Hildebrand                                   125,000

The performance shares will be held in escrow to be released, pro rata to the holders of performance shares, on the basis of one share for each $0.18 in cumulative cash flow, as defined in the escrow agreement. As at the date of the annual report we have not had any Cumulative cash flow for purposes of the escrow agreement, and none of the 750,000 performance shares have been released from escrow. Any performance shares not released by September 10, 2001 will be subject to cancellation.

     STOCK OPTIONS

From time to time we grant stock options to directors, officers, employees, and consultants. As of March 15, 2001, we have 17,476,400 stock options outstanding as follows:

(1)  options to acquire 348,000 shares at C$0.50 per share expiring
     June 24, 2001;
(2) options to acquire 205,000 shares at C$0.70 per share expiring December 16, 2002;
(3)  options to acquire 250,000 shares at C$0.36 per share expiring
     July 6, 2003;
(4)  options to acquire 290,000 shares at C$1.14 per share expiring
     April 14, 2004;
(5)  options to acquire 78,500 shares at C$1.35 per share expiring
     April 29, 2004;
(6)  options to acquire 769,500 shares at C$2.33 per share expiring
     June 17, 2004;
(7) options to acquire 305,500 shares at C$2.66 per share expiring October 4, 2004;
(8) options to acquire 70,900 shares at C$2.78 per share expiring October 20, 2004;
(9) options to acquire 1,000,000 shares at $8.69 per share expiring January 14, 2005;
(10) options to acquire 889,500 shares at $11.08 per share expiring January 21,2005;
(11) options to acquire 4,688,000 shares at $5.10 per share expiring April 20, 2005;
(12) options to acquire 1,813,000 shares at $2.25 per share expiring August 30, 2005;
(13) options to acquire 5,780,500 shares at $1.00 per share expiring January 18, 2006;
(14) options to acquire 798,000 shares at $1.00 per share expiring February 9, 2006; and
(15) options to acquire 190,000 shares at $1.00 per share expiring February 22, 2006.

We have adopted two stock option plans. Effective February 11, 2000 we adopted our Stock Option Plan (2000), which reserved 5,700,000 shares for issuance pursuant to stock options. Effective April 20, 2000 we increased the number of shares reserved for issuance under our 2000 plan to 7,000,000. Of the options listed above, the following were granted under the Stock Option Plan (2000):

-    all of the options listed under (11) and (12);
-    150,000 of the options listed under (13);
-    300,000 of the options listed under (14).

None of the options granted under the Stock Option Plan (2000) have been exercised, but some have expired on the termination of employment contracts.

Effective December 6, 2000 we adopted our Stock Option Plan (2001), which reserved 6,000,000 shares for issuance pursuant to stock options. Effective February 9, 2001, we increased the number of shares reserved for issuance under our 2001 plan to 7,000,000. Of the options listed above, the following were granted under the Stock Option Plan (2001):

-    5,688,500 of the options listed in (13);
-    498,000 of the options listed in (14);
-    all of the options listed under (15).

None of the options granted under the Stock Option Plan (2001) have been exercised, but some have expired on the termination of employment contracts. Under the regulations of the Toronto Stock Exchange, our Stock Option Plan (2001) is subject to shareholder approval, which we intend to seek at our next shareholders' meeting.

Of the options listed above, our directors and executive officers hold the following:


Optionee         Number     Exercise     Expiry        No. Exercisable
                 of         Price        Date          within 60 days of
                 Shares                                February 28, 2001


James Speros       250,000   C$0.36       07/06/03        250,000
                   125,000   C$2.33       06/17/04        125,000
                   500,000    $1.00       02/09/06        250,000

Grant
Sutherland         198,000   C$0.50       06/24/01        198,000
                    75,000   C$0.70       12/16/02         75,000
                   125,000   C$2.33       06/17/04        125,000
                   170,000   C$2.66       10/10/04        170,000
                   150,000    $1.00       01/18/06         75,000

Peter Kozicki       50,000   C$0.50       06/24/01         50,000
                    25,000   C$0.70       12/16/02         25,000
                    25,000   C$2.33       06/17/04         25,000
                    25,000    $5.10       04/20/05         18,750
                    20,000    $1.00       01/18/06         10,000

Edward White       100,000   C$0.50       06/24/01        100,000
                    25,000   C$0.70       12/16/02         25,000
                    25,000   C$2.33       06/17/04         25,000
                    25,000    $5.10       04/20/05         18,750


                    20,000    $1.00       01/18/06         10,000

Jay Nussbaum       200,000   $11.08       01/21/05        200,000
                   200,000    $5.10       04/20/05        150,000
                    50,000    $1.00       01/18/06         25,000
                   150,000    $1.00       02/09/06         75,000

Jack Kemp          150,000    $1.00       02/09/06         75,000

John
Shoemaker          150,000    $1.00       02/09/06         75,000

Scott
Friedlander      1,000,000    $8.69       01/14/05      1,000,000
                 1,000,000    $5.10       04/20/05        750,000
                   500,000    $1.00       01/18/06        250,000

Rahul Bardhan    1,000,000    $2.25       08/30/05        400,000
                   500,000    $1.00       01/18/06        250,000

Stewart
Walchli            100,000   $11.08       01/21/05        100,000
                   200,000    $5.10       04/20/05        150,000
                   500,000    $1.00       01/18/05        250,000


The total number of common shares called for by all outstanding stock options held by our directors and executive officers at March 15, 2001 is 7,578,000.

During the year ended December 31, 1999, Grant Sutherland exercised options to purchase 102,000 shares at $0.50 per share and options to purchase 148,000 shares at $0.36 per share. During the year ended December 31, 2000, Grant Sutherland exercised options to purchase 80,000 shares at C$2.66 per share. No other options were exercised by any other current directors or executive officers during either the year ended December 31, 1999 or the year ended December 31, 2000.

No stock options have been exercised between December 31, 2000 and March 15, 2001.

     SHARE PURCHASE WARRANTS

As at March 15, 2001 we have 12,426,888 outstanding share purchase warrants as follows:

(1) 197,882 share purchase warrants permit the holder to purchase one share of common stock at a price of $0.383 per share up to March 26, 2001.
(2) 2,000,000 share purchase warrants permit the holder to purchase one share of common stock at a price of C$0.63 per share up to April 7, 2001.
(3) 1,417,254 share purchase warrants permit the holder to purchase one share of common stock at a price of $1.89 per share up to September 14, 2001.
(4) 1,901,271 share purchase warrants permit the holder to purchase one share of common stock at a price of $1.89 per share up to December 14, 2001.
(5) 900,000 share purchase warrants permit the holder to purchase one share of common stock at a price of $1.00 per share up to April 13, 2002.
(6) 139,000 share purchase warrants permit the holder to purchase one share of common stock at a price of $3.00 per share up to April 13, 2002.
(7) 45,000 share purchase warrants permit the holder to purchase on share of common stock up to April 13, 2002 at a price of $10.00 up to April 13, 2001 or $11.50 from April 13, 2001 to April 13, 2002.
(8) 5,229,752 share purchase warrants permit the holder to purchase one share of common stock at a price of $1.00 per share up to February 22, 2004. Under the terms of these warrants, if the trading price of our shares exceeds 200% of the exercise price for 20 consecutive days, and if there is a registration statement in effect qualifying sale of shares issued on exercise of the warrants, we have the right to redeem the shares on 10 days notice to the warrant holders.

The warrants listed in (5), (6), and (7), above, were all issued in a private placement of 1,084,000 shares and 1,084,000 share purchase warrants which we completed in April 2000. Initially, the exercise prices for all of the warrants were as set out in (7). In October 2000, 810,000 of the warrants were re-priced under regulations of the Canadian Venture Exchange, reducing the exercise prices to C$2.82 in the first year and C$3.24 in the second year. In March 2001, there was a further re-pricing of 1,039,000 warrants under regulations of the Toronto Stock Exchange. The exercise price for 900,000 of the warrants was reduced to $1.00. The exercise price for 139,000 of the warrants was reduced to $3.00. Under regulations of the Toronto Stock Exchange, as a condition of the re-pricing, the term of the warrants will be reduced to 30 calendar days if the weighted average trading price for our shares on the Toronto Stock Exchange exceeds 125% of the reduced exercise price over any period of 20 consecutive trading days. 45,000 of the warrants have not been re-priced, and the term of those warrants is unaffected.

Of the share purchase warrants listed above, the following are held by our directors and executive officers:

- James Speros holds 1,000,000 of the warrants described in (2) and 60,000 of the warrants described in (4); and
- Grant Sutherland holds 60,000 of the warrants described in (4) and 1,250,000 of the warrants described in (8).

The total number of common shares called for by all outstanding share purchase warrants held by our directors and executive officers as of March 15, 2001 is 2,370,000.

During the fiscal year ended December 31, 2000, the following share purchase warrants were exercised:

(1)  600,000 warrants at C$0.32 per share;
(2)  110,000 warrants at C$0.40 per share;
(3)  581,394 warrants at $0.333 per share;
(4)  700,000 warrants at C$0.55 per share;
(5)  1,329,579 warrants at $1.64 per share; and
(6)  598,729 warrants at $1.64 per share.

Of the warrants listed above, the following were exercised by our directors and executive officers:

-    James Speros exercised the warrants described in (1); and
-    Grant Sutherland exercised the warrants described in (4).

No share purchase warrants have been exercised between December 31, 2000 and March 15, 2001.

     BROKERS' WARRANTS

As consideration for private placement services, we have granted to H.C. Wainwright & Co., Inc. and certain of its associates warrants to purchase 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. Each of the share purchase warrants will permit the holder to acquire one additional share at a price of $1.00 per share. The brokers' warrants, and any share purchase warrants issued under them, expire February 22, 2004.

     RECENT SALES OF UNREGISTERED SECURITIES

Subsequent to December 31, 1999 we have issued the following securities in private placements, pursuant to exemptions from registration under section 4(2) of the Securities Act of 1933.

(1) Effective January 21, 2000, we issued 2,500,000 units at a price of $1.64 per unit to 18 purchasers. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of two years at a price of $1.64 in the first year or $1.89 in the second year. We paid a commission of $397,782 to BC Financial Services Inc. in connection with the private placement. The purchasers of the units included the following directors and executive officers:

     Owen Jones                             60,000 units
     Grant Sutherland                       60,000 units
     Jim Speros                             60,000 units

Other purchasers who acquired 5% or more of this offering included the following:

     Andrew Fisher                          750,000 units
     Brian C. Pennington                    312,500 units
     Joshua L. Mandell                      125,000 units
     Jeffrey Rosenbluth                     166,667 units
     Robert Stavis                          166,667 units
     William Montgomery                     166,667 units
     Titan Investment Group, LLC            182,925 units
     Reicher Capital Management Co. Inc.    125,000 units

(2) Effective April 13, 2000 we issued 1,084,000 units at a price of $10.00 per unit to 36 purchasers. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of two years at a price of $10.00 in the first year or $11.50 in the second year. We paid a commissions totalling $442,900 to the following parties:

     George Tsiolis                            $54,400
     Golden Capital Securities Ltd.            $50,000
     Jeffrey Lubore                           $262,500
     Brian Cohn                                $67,500

None of the units were purchased by our directors or executive officers. Agora Partners of Markham, Ontario acquired 139,000 units.
 No other purchaser acquired 5% or more of this offering. Certain of the share purchase warrants issued in this offering have been re-priced, as explained under "Share Purchase Warrants", above.

(3) Effective February 22, 2001 we issued 3,667,252 units at a price of $0.76 per unit and 1,562,500 units at a price of $0.80 per unit. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of three years at a price of $1.00. We paid commissions totalling $282,253 to H.C. Wainwright & Co., Inc. for acting as placement agent in the private placement. In addition, we issued to H.C. Wainwright warrants to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. The brokers' warrants, and any share purchase warrants issued under them, expire February 22, 2004. The purchasers of the units included the following directors and executive officers:

     Grant Sutherland                               1,250,000 units

Paul Hildebrand and Alder Enterprises Ltd. acquired, respectively, 187,500 and 125,000 units. Mr. Hildebrand is our corporate Secretary and Alder Enterprises Ltd. is a private holding company in which Mr. Hildebrand holds a 45% interest. Under regulations of the Toronto Stock Exchange, Mr. Sutherland, Mr. Hildebrand, and Alder Enterprises Ltd. were required to pay $0.80 per unit, as opposed to $0.76 per unit for other purchasers.

Other purchasers who acquired 5% or more of this offering included the following:

     American High Growth Equities Retirement Trust     328,947 units
     Michael Colen                                      263,158 units
     SDS Merchant Fund                                  394,737 units
     Welcome Opportunities Ltd.                         500,000 units

(4) In addition to the foregoing, we have issue shares pursuant to stock options and share purchase warrants. The number of shares issued is set out in our financial statements and elsewhere in this Form 10-K.

Proceeds from all of the securities listed above have been used as general working capital, to finance our ongoing operations.

     EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

We are unaware of any governmental laws, decrees or regulations in force in Canada which restrict the export or import of capital, or the remittance of dividends, interest, or other payments to US residents. There are no limitations imposed by the laws of British Columbia, or by our charter or other governing documents, on the right of a non-resident to hold or vote our common shares. However, investments in our commons shares could be affected by either the Investment Canada Act (the "Investment Act") or the Competition Act of Canada.

     INVESTMENT ACT REVIEW

The following summarizes the principal features of the Investment Act for a non-resident who proposes to acquire common shares. The summary is of a general nature only and is not intended to be more; nor is it a substitute of independent advice from an investor's own advisor.
The summary does not anticipate statutory or regulatory amendments.

The Investment Act generally prohibits implementation of "reviewable" investments by persons, including governments, who are not "Canadians" as defined in the Investment Act. The prohibition does not apply if the responsible cabinet Minster, after review, is satisfied that the investment is likely to be of a net benefit to Canada.

Whether an investment is "reviewable" under the Investment Act can depend on the nationality of the investor. A US citizen qualifies as a "World Trade Organization Investor." As a result, and subject to the restrictions noted below, an investment in a Canadian business by a US citizen is only reviewable if it is an investment to acquire control of the Canadian business, and if the value of the assets of the Canadian business, as shown on its financial statements, exceeds a specified amount. For 2001 the specified amount is $209 million.

For an investor who does not qualify as a "World Trade Organization Investor", when the target company is not controlled by a World Trade Organization Investor, a more stringent standard applies. An investment is reviewable if it is an investment to acquire control of the Canadian business and the value of the assets of the Canadian business, as shown on its financial statements, is $5 million or more.

A non-Canadian would acquire control of our company for purposes of the Investment Act if the non-Canadian acquired a majority of the common shares. The acquisition of less than a majority, but of one-third or more of the common shares, would be presumed to be an acquisition of control unless it could be established that, on acquisition, the company would not be controlled in fact by the acquirer through the ownership of common shares.

In addition to the review provisions, any transaction involving the acquisition of control of a Canadian business, or the establishment of a new business in Canada by a non-Canadian, is a notifiable transaction, and must be reported to Industry Canada by the non-Canadian making the investment either before or within thirty (30) days after the investment.

Certain transactions relating to common shares are exempt from the Investment Act, including:

- an acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;
- an acquisition of control of the company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the Investment Act; and
- an acquisition of control of the company by reason of an amalgamation, merger, consolidation or corporate reorganization, following which the ultimate direct or indirect control in fact of the company, through the ownership of common shares, remains unchanged.

     COMPETITION ACT REVIEW

Investments giving rise to the acquisition or establishment, directly or indirectly, by one or more persons of control over, or a significant interest in the whole or part of, a business of a competitor, supplier, customer, or other person are subject to substantive review by Canada's Competition Law Authority, the Director of Investigation and Research (the "Director").

If the Director concludes that a merger, whether by purchase or lease of shares or assets, by amalgamation or by combination, or otherwise, prevents or lessens, or is likely to prevent or lessen competition substantially, he may apply as may be necessary to eliminate the substantial lessening or prevention of competition. The substantive merger review power applies to all mergers, whether or not they meet limits for pre-notification under the Competition Act.

In addition to substantive merger review, the Competition Act provides for a pre-notification regime respecting mergers of certain size. The regime applies in respect of share acquisitions, asset acquisitions, amalgamations, and combinations. This filing refers specifically to share acquisition, although the pre-notification regime applies, with the appropriate modification, to other types of acquisition of control as well.

In order for a share acquisition transaction to be pre-notifiable, the parties to the transaction (being the person or persons who proposed to acquire shares, and the corporation the shares of which are to be acquired), together with their affiliates (being all firms with a 50% or more voting shares linkage up and down the chain), must have:

- aggregate gross assets in Canada that exceed $400,000,000 in value, as shown on their audited financial statements for the most recently completed fiscal year (which must be within the last fifteen (15) months); or
- aggregate gross revenue from sales in, from, or into Canada that exceed $400,000,000 for the most recently completed fiscal year, as shown on the financial statements; and
- the party being acquired or corporations controlled by that party must have gross assets in Canada, or gross revenues from sales in or from Canada, exceeding $35,000,000 as shown on the financial statements.

Acquisition of shares carrying up to 20% of the votes of a publicly traded corporation, or 35% of the votes in a private corporation, will not be subject to pre-notification, regardless of the above thresholds. However, exceeding the 20% or the 35% threshold, and again exceeding the 50% threshold, gives rise to an obligation of notification if the applicable size threshold is met.

If a transaction is pre-notifiable, a filing must be made with the Director containing the prescribed information with respect to the parties, and a waiting period, (either seven or twenty-one days, depending on whether a long or short form filing is chosen) must expire prior to closing.

As an alternative to pre-notification, the Director may grant an Advance Ruling Certificate which exempts the transaction from pre-notification. Advance Ruling Certificates are granted where the Director concludes, based on the information provided to him, that he would not have sufficient grounds on which to apply to the Competition Tribunal to challenge the Merger.

     TAXATION

The following summarizes the principal Canadian federal income tax considerations applicable to the holding and disposition of common shares in the capital of our company by a holder of our common shares who is resident in the United States of America, who has never been a resident of Canada, and who holds common shares solely as capital property (a "U.S. Holder"). This summary is based on the current provisions of the Income Tax Act (Canada) (the "ITA"), the regulations thereunder, all amendments thereto publicly proposed by the government of Canada to the date hereof, the published administrative practices of Revenue Canada, Taxation, and on current provisions of the Canada-United States Income Tax Convention, 1980, as amended (the "Treaty"). Except as otherwise expressly provided, this summary does not take account of any provincial, territorial or foreign tax law or treaty.
It has been assumed that all currently proposed amendments will be enacted substantially as proposed and that there is no other relevant change in any governing law or practice, although no assurance can be given in these respects.

This summary is not intended to include all circumstances in which a disposition of common shares might occur. This summary does not constitute, and should not be construed to constitute, tax advice to any particular reader. Readers are, therefore, advised to consult their own tax advisors with respect to their individual circumstances.

This summary contains information relating only to provisions of Canadian federal income tax law, as set out above. This summary does not include information relating to the provisions of any taxation legislation of the United States of America or any state thereof. Readers who are or may be subject to liability to tax under any legislation of the United States of America, or any state thereof, are advised to consult with their own tax advisors with respect to such liability.

     DIVIDENDS ON COMMON SHARES

Under the ITA, amounts paid or credited or deemed paid or credited on account of dividends to holders of common shares that are resident in a country other than Canada will be subject to withholding tax of 25% of the amount of the dividend. The rate of withholding tax may be reduced pursuant to the terms of a bilateral income tax treaty between Canada and the country in which a holder of common shares is resident. In certain circumstances, the purchase by us of our common shares may result in a deemed dividend.

Under the Treaty, if the recipient of a dividend on the common shares is the beneficial owner of such dividends and is considered to be a resident of the United States for purposes of the Treaty, the rate of Canadian withholding tax on such dividends will generally be reduced to 15% of the amount of such dividends or, if the recipient is a corporation which owns at least 10% of our voting stock, to 5% of the amount of such dividends.

     DISPOSITION OF COMMON SHARES

A holder of common shares who is not resident in Canada will not be subject to tax under the ITA in respect of any capital gain, or be entitled to deduct any capital loss, realized on a disposition of the common shares unless at the time of such disposition such common shares constitute "Taxable Canadian Property" of the holder for purposes of the ITA and the holder is not entitled to relief under a bilateral income tax treaty between Canada and the country in which the holder of the common shares is resident. If the holder is not entitled to relief under a tax treaty, one half of the gain arising on a disposition of Taxable Canadian Property will be taxable at the rates that approximate the rates applicable to residents of Canada.

Our common shares will not generally constitute "Taxable Canadian Property" at a particular time if they are listed on a prescribed stock exchange (which includes the Toronto Stock Exchange) at that time. However, a holder's common shares and rights to acquire common shares or interests in common shares will be considered "Taxable Canadian Property" if the holder uses or holds, or is deemed to use or hold, such shares in, or in the course of carrying on, a business in Canada, or if at any time during the five year period immediately preceding the disposition of such common shares, the non-resident holder and persons with whom the non-resident holder did not deal at arm's length owned, had rights to acquire, or had interests in, 25% or more of the issued shares of any class.

Under the Treaty, any gain from a disposition of common shares by a person who is considered a resident of the United States for purposes of the Treaty may be exempt from Canadian tax even if the shares constitute Taxable Canadian Property. This exemption will apply if, at the time of disposition, the value of the common shares did not derive principally from Canadian real property and such shares do not form part of the business property of a permanent establishment of the holder in Canada, or pertain to a fixed base available to the holder in Canada for the purpose of performing independent personal services.



ITEM 6.  SELECTED FINANCIAL DATA

The following table sets out selected financial information for each of the periods indicated, derived from our audited consolidated
financial statements.   Information as at December 31, 2000 and 1999
and for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the year ended April 30, 1998 has been extracted from audited financial statements presented elsewhere in this annual report on Form 10-K. Information as at and for the other periods presented has been extracted from financial statements not included herein.

Prior to December 1998 we operated with an April 30 fiscal year end. In December 1998, we changed our fiscal year end from April 30 to December 31. Financial results for periods up to April 30, 1998 are reported with an April 30 year end. Financial results for periods subsequent to April 30, 1998 are reported with a December 31 year end.


                        Years ended December 31  8 months ended       Year ended April 30
                        -----------------------    December 31    ----------------------------
                            2000         1999         1998        1998       1997       1996
                                                                 restated
                           (000's)       (000's)    (000's)       (000's)    (000's)    (000's)


Sales Revenue               $668          $33        $104          $19        $51         $20

Loss for the
period                     (28,447)      (5,422)    (1,383)       (1,748)    (1,469)     (660)

Loss per
share                       (0.48)        (0.15)     (0.05)        (0.08)     (0.10)     (0.11)

Total assets                10,459        7,537      1,125         1,806      1,003       (547)

Total Stockholders'
Equity                      9,094         6,874       943          1,650       724        (430)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Prior to November 2000, we filed annual and other reports with the Securities and Exchange Commission as a foreign private issuer, as defined under the Securities Exchange Act of 1934. Beginning in November 2000, we began to file our reports as a domestic issuer. Reports which we filed prior to November 2000 contained financial statements prepared in accordance with Canadian generally accepted accounting principles. The financial statements contained in this annual report were prepared in accordance with United States generally accepted accounting principles, and we have restated the results from prior periods in accordance with those principles. The discussion below is solely in respect of our financial position and results of operations determined in accordance with United States generally accepted accounting principles.

All monetary amounts are stated in United States dollars, unless stated to be in Canadian dollars (C$). As a substantial number of our employees are stationed in Canada, a significant portion of our operating costs are incurred in Canadian dollars. For purposes of this annual report, other than amounts taken from our financial statements, Canadian dollar amounts have been converted to United States dollars using an exchange rate of C$1.00 = US$0.66.

     OVERVIEW

Following a change in management in May 1995, new management commenced rebuilding our business. The initial efforts of new management were focused on raising sufficient financing to recommence business operations and to permit our shares to resume trading. Our shares resumed trading on September 10, 1996.

During the year ended December 31, 2000 we received our first material revenue from our principal products. As a result, we ceased to be a development stage enterprise. Our current focus is on the marketing and continued development of the Sideware Enterprise Interaction Suite. While we have begun to generate sales revenue, that revenue is still small in relation to our operating expenses. Our principal objective for 2001 is to increase sales revenue.

     RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Total revenues increased from $33,389 for the year ended December 31, 1999 to $667,628 for the year ended December 31, 2000. Revenue for 2000 included:

-    $461,962 in license revenue from sales of our software products;
- $96,217 for services rendered in installing our software products, and for maintenance services; and
-    $109,449 in hardware and software re-sales.

Of the $109,449 in hardware and software re-sales, $81,945 came from sales to related parties. We purchase computer equipment for BrainTech, Inc., Techwest Management Inc., and Dunsmuir Management Inc., owing to favourable prices available to us under the IBM Business Partner Reseller Program. In our initial re-sales to related parties during 1998 we charged a mark-up over our cost. The mark-up was eliminated on subsequent transactions. Our current policy is to sell equipment to related parties at cost.

In addition, we have recorded $168,661 in deferred revenue as at December 31, 2000. Our deferred revenue consists of payments we have received, and accounts receivable we have recorded, on account of:

-    future maintenance obligations; and
- sales of our software products which were not sufficiently completed by December 31, 2000 to comply with our revenue recognition policy.

We expect to continue completing our obligations in these transactions, so that the deferred revenue can be recognized as revenue in future periods.

Cost of revenues for the year ended December 31, 2000 was $139,823. Cost of revenues allocated to hardware and software re-sales was $109,448, of which $81,945 resulted from sales to related parties. As stated above, our re-sales to related parties are made at cost. Our re-sales of hardware and software to arm's length parties are generally included in sales of our software products. Our current practice is to allocate:

- an amount equal to the cost of hardware or software sold as revenue attributed to the re-sale of hardware and software; and
- the balance of the revenue from any sale to license revenue or services.

Cost of revenues allocated to services and license revenue were, respectively, $28,843 and $1,532. Gross margins on license and service revenue were 99.7% and 70%, respectively. Substantially all costs relating to license revenue were expensed in prior periods as research and development costs.

We did not realize any revenue from sales of software during the year ended December 31, 1999. Revenue from hardware and software re-sales was $33,389, substantially all of which came from sales to related parties. Cost of revenues was $32,900, substantially all of which also came from sales to related parties. As at December 31, 1999 we recorded no deferred revenue.

Interest income increased from $98,493 for the year ended December 31, 1999 to $550,533 for the year ended December 31, 2000. The reasons for the increase were higher cash balances, and short term investments in commercial paper, held during the year ended December 31, 2000.

Expenses increased in virtually all categories from the year ended December 31, 1999 to the year ended December 31, 2000. The principal reasons were the increase in our work force, the opening of additional offices in the United States, and the increase in our sales and marketing efforts.

In addition, we incurred large stock based compensation expenses during 2000. We incur stock based compensation expenses when we grant stock options to employees or to consultants having exercise prices below the prevailing market prices for our shares. Total stock based compensation expenses increased from $271,908 for the year ended December 31, 1999 to $11,370,337 for the year ended December 31, 2000. Over 60% of our 2000 stock based compensation expense arose from the grant of 1,000,000 stock options on January 21, 2000. That grant occurred in the following circumstances:

- Under regulations of the Canadian Venture Exchange ("CDNX"), where our shares were then trading, the minimum price for stock options was based on the average closing price for our shares during the 10 trading days preceding the grant of stock options.
- We granted options to purchase 1,000,000 shares at $11.08 on January 21, 2000. In accordance with CDNX regulations, the $11.08 exercise price was based on the average closing price of our shares on the 10 trading days preceding January 21, 2000.
- The closing price for our shares on January 21, 2000 was $19.00. We used this price in calculating the stock based expense arising from this transaction, which was equal to $6,980,000.
- The stock options granted on January 21, 2000 were subject to approval of the CDNX, and could not be exercised before that approval was obtained. We received CDNX approval on February 23, 2000. The closing price for our shares on that date was $10.00.
-    None of the options granted January 21, 2000 have been exercised.

Sales and marketing expenses increased from $2,281,827 for the year ended December 31, 1999 to $16,807,001 for the year ended December 31, 2000. The principal factors which contributed to this increase included the following:

- Our charge for stock based compensation increased from $124,479 to $5,767,155.
- Salaries and benefits allocated to sales and marketing, exclusive of stock based compensation, increased from $841,032 to $5,855,558. During 2000 we hired approximately 65 new sales and marketing employees.
- Trade show costs increased from $257,466 to $807,165. The majority of our 2000 trade show expenses were incurred at the Spring Internet World 2000 trade show, where we provided an extensive display and demonstrations of our products.
- Travel costs increased from $154,758 to $771,698, as a result of the increase in our sales and marketing work force, and their consequential travel expenses.
- Advertising and marketing costs increased from $337,153 to $1,729,939. Marketing expenses for the year ended December 31, 2000 consisted principally of costs incurred in preparing marketing materials and in obtaining market studies.
- Amortization charges allocated to sales and marketing increased from $91,031 to $343,779.
- Rent and facilities costs allocated to sales and marketing increased from $128,392 to $674,596. This increase resulted principally from the costs associated with our new head office in Reston, and our additional regional sales offices.

Research and development expenses increased from $1,490,352 for the year ended December 31, 1999 to $4,526,397 for the year ended December 31, 2000. Stock based compensation allocated to research and development increased from $55,508 to $1,131,887. Salaries and benefits, exclusive of stock based compensation, increased from $985,426 to $2,087,980, due to the hiring of approximately 25 new research and development employees. In addition, research and development expenses for the year ended December 31, 2000 included approximately $490,000 paid to Science Applications International Corp., principally for work done in developing a demonstration for our exhibit at Spring Internet World 2000 and for work relating to telephony integration and VoIP features for potential incorporation into our products. Travel costs allocated to research and development increased from $42,737 to $188,085, principally as a result of travel by our research and development personnel between our Reston and North Vancouver offices.

General and administrative expenses increased from $1,978,298 for the year ended December 31, 1999 to $7,533,958 for the year ended December 31, 2000. The principal factors which contributed to the increase were as follows.

-    Our charge for stock based compensation increased from $91,921 to
     $4,471,295.
- Salaries and benefits allocated to general and administrative expenses increased from $249,880 to $1,591,796 due to the hiring of approximately 10 new administrative employees.
-    Professional fees increased from $683,887 to $739,949.   Legal
     expenses decreased from $443,378 to $349,662. Accounting and auditing expenses increased from $170,114 to $210,000. During 1999, we also recorded an expense of $107,686, representing the value of 250,000 shares issued to National Securities Corp. of Chicago, Illinois in connection with the listing of our shares on the OTC Bulletin Board.

- Our bad debt expense increased from $6,146 to $136,503. The majority of our bad debt allowance for the year ended December 31, 2000 related to one sales contract, in respect of which the purchaser requested a deferral in payment to the second half of 2001. In addition, we made a general allowance in the amount of 10% of license and services revenue recognized during 2000.
- During the year ended December 31, 2000 we recognized a foreign exchange gain of $593,042, compared with a foreign exchange loss of $184,179 for the year ended December 31, 1999. We incur expenses, receive revenue, and hold short term financial instruments, in both Canadian and United States dollars. Our foreign exchange gains and losses result principally from continuing to use the Canadian dollar as our functional currency, while reporting our financial results in United States dollars.

Our increased expenses in all categories resulted principally from the increase in our work force during the year ended December 31, 2000, as well as the increase in our stock based compensation expense. Exclusive of stock based compensation expenses, total operating costs were $17,497,019 for the year ended December 31, 2000, compared with $5,478,539 for the year ended December 31, 1999, representing a 219% increase.

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

During the year ended December 31, 1999 we recorded sales revenue of $33,389, compared with $104,982 for the eight month period ended
December 31, 1998. The principal reasons for the decrease were as follows:

- Software sales decreased from $19,458 to $0. During the eight month period ended December 31, 1998 we received revenue from the sale of Tagalongs, our single user notation utility which has now been discontinued. We did not realize revenue from the sale of our Enterprise Interaction Suite, or its predecessor Dr. Bean, during either 1998 or 1999.
- Hardware re-sales decreased from $85,524 to $33,389. During 1998, all of our hardware re- sales were to BrainTech, Inc. and Techwest Management Inc., related parties. During 1999, we sold $2,533 in hardware to an arm's length party, and $30,856 to BrainTech, Inc. and Techwest Management Inc.

Cost of revenues decreased from $92,986 for the eight month period ended December 31, 1998 to $32,900 for the year ended December 31, 1999. Cost of hardware sold (including equipment sold to BrainTech, Inc. and Techwest Management Inc.) decreased from $79,510 to $32,900. Cost of software sold decreased from $13,476 to $0, as we did not have any software sales during 1999.

Interest revenue earned on cash balances increased from $27,637 for the eight month period ended December 31, 1998 to $98,493 for the year ended December 31, 1999. The increase resulted from higher cash balances during the period ended December 31, 1999.

With respect to our operating expenses, the general level of activity within our company increased substantially during 1999. We opened a new office in the United States, and began to hire employees in the United States. We also hired new employees in Canada, and opened additional office premises in Vancouver, British Columbia. In addition, our results of operations for the period ended December 31, 1999 cover a full year, whereas the comparative period ended December 31, 1998 covered only eight months. As a result of these two factors, expenditures in virtually all categories were substantially higher during the period ended December 31, 1999.

Sales and marketing expenses increased from $491,287 for the eight month period ended December 31, 1998 to $2,281,827 for the year ended
December 31, 1999.    The principal factors which contributed to this
increase included the following:

- Our charge for stock based compensation increased from $13,231 to $124,479.
- Salaries and benefits allocated to sales and marketing, exclusive of stock based compensation, increased from $144,145 to $841,032, due to the hiring of additional sales and marketing personnel.
- Trade show costs increased from $161,723 to $257,466, principally because we attended more trade shows, and rented larger display booths.
- Travel costs increased from $51,289 to $154,758, due principally to costs associated with opening our Virginia office.
- Marketing and advertising expenses increased from $64,240 to $337,153. This increase was due in part to payments totaling approximately $120,000 in 1999 to Big House Communications Ltd., for work in designing our Internet store front. There was no corresponding expense during 1998.
- Amortization charges allocated to sales and marketing increased from $13,700 to $91,031.
- Rent and facilities costs allocated to sales and marketing increased from $6,300 to $128,392. During 1999, we opened our United States head office, and also allocated additional office space in our British Columbia premises to sales and marketing personnel.

Research and development expenses increased from $349,434 for the eight month period ended December 31, 1998 to $1,490,352 for the year ended December 31, 1999. Stock based compensation allocated to research and development increased from $12,349 to $55,508. Salaries and benefits, exclusive of stock based compensation, increased from $204,522 to $985,426, due to the hiring of additional research and development personnel. Amortization costs allocated to research and development increased from $63,687 to $129,887, and facilities costs increased from $29,420 to $151,849. Research and development expenses for the eight month period ended December 31, 1998 were reduced by government grants in the amount of $17,039. There were no similar receipts during 1999.

General and administrative expenses increased from $481,399 for the eight month period ended December 31, 1998 to $1,978,298 for the year ended December 31, 1999. In addition to the longer reporting period covered by the period ended December 31, 1998, the principal factors contributing to this increase included the following:

- Our charge for stock based compensation increased from $3,822 to $91,921.
- Salaries and benefits allocated to general and administrative expenses increased from $116,052 to $249,880.
-    Professional fees increased from $226,510 to $683,887.
     Accounting and auditing costs increased from $53,351 to $170,114. During 1999 we required substantial accounting and auditing work in connection with the establishment of an offshore subsidiary, compliance taxation matters, the installation of a new accounting system, and the filing of public disclosure documents. Legal costs increased from $146,233 to $443,378. During 1999, we required substantial legal work in connection with private placement financings we completed, registration of our shares under United States securities laws, the establishment of an offshore subsidiary, taxation issues relating to cross-border transactions, and our outstanding court actions.

- During 1999, we also recorded an expense of $107,686, representing the value of 250,000 shares issued to National Securities Corp. of Chicago, Illinois in connection with the listing of our shares on the OTC Bulletin Board. There was no corresponding expense during the eight month period ended December 31, 1998.
-    Our bad debt expense decreased from $20,396 to $6,146.
- During the year ended December 31, 1999 we recognized a foreign exchange loss $184,179, compared with a foreign exchange gain of approximately $93,402 for the eight month period ended December 31, 1998.

     EIGHT MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED APRIL 30, 1998

During the eight month period ended December 31, 1998 we received $104,982 in revenue compared with $19,054 during the twelve-month period ended April 30, 1998. The principal reason for the increase was an increase in hardware sales to related parties from $0 to $85,524. The hardware sales were made to BrainTech, Inc. and Techwest Management Inc.

Cost of sales increased from $12,933 for the fiscal year ended April 30, 1998 to $92,986 for the eight month period ended December 31, 1998. Cost of hardware sold (including equipment sold to BrainTech, Inc. and Techwest Management Inc.) increased from $0 to $79,510. Cost of software sold increased from $12,933 to $13,476.

Interest income increased from $19,847 to $27,637, as a result of higher cash balances during the period ended December 31, 1998.

Sales and marketing expenses increased from $392,367 for the year ended April 30, 1998 to $491,287 for the eight month period ended
December 31, 1998.    The principal factors which contributed to this
increase included the following:

- Salaries and benefits allocated to sales and marketing increased from $17,767 to $144,145.
-    Trade show costs increased from $130,212 to $161,723.
-    Travel costs increased from $25,476 to $51,289.
- These increases were offset in part by a reduction in marketing and advertising expenses, which decreased from $180,245 to $64,240. During the fiscal year ended April 30, 1998 we paid approximately $111,000 to marketing agents in respect of our previous products, NetNotions and Tagalongs. There were no similar payments during the eight month period ended December 31, 1998.

Research and development expenses decreased from $434,246 for the year ended April 30, 1998 to $349,434 for the eight month period ended December 31, 1998. The principal reason for the decrease was the shorter reporting period covered by the period ended December 31, 1998. On a per month basis, research and development expenses increased from approximately $36,800 per month to approximately $43,700 per month. Salaries and benefits allocated to research and development decreased from $269,845 to $204,552, but were slightly higher on a per month basis, increasing from approximately $22,500 per month to approximately $25,600 per month. Research and development expenses for the eight month period ended December 31, 1998 were reduced by government grants in the amount of $17,039. There were no similar receipts during the eight month period ended April 30, 1998.

General and administrative expenses decreased from $895,705 for the year ended April 30, 1998 to $481,399 for the eight month period ended December 31, 1998. In addition to the shorter reporting period covered by the period ended December 31, 1999, the principal factors contributing to this decrease included the following:

- Salaries and benefits allocated to general and administrative expenses decreased from $228,510 to $116,053.
- Professional fees decreased from $398,260 to $226,510, due principally to a reduction in our legal and accounting costs.
- During the eight month period ended December 31, 1998 we realized a foreign exchange gain of $93,402, compared to $23,818 for the year ended April 30, 1998.
- Our bad debt expense decreased from $25,860 to $20,397. During the eight month period ended December 31, 1998 we wrote off the balance of an account receivable from Intermark Corporation in the amount of $20,397. Intermark Corporation acted previously as our marketing agent for Tagalongs in the United States. In our April 30, 1998 financial statements, we made a provision of $25,860 in respect of the receivable from Intermark Corporation. During the eight month period ended December 31, 1998, we determined to write off the remaining balance owing by Intermark Corporation, as it appeared that Intermark Corporation might be in financial difficulty, such that legal proceedings against Intermark Corporation to collect the amount owing might not be worthwhile.

    LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed operations primarily through the
private placement of common equity.   From May 1995 to December 31, 2000,
we raised approximately $40.4 million in equity financing through private placements, including the exercise of warrants issued pursuant thereto, and the exercise of stock options.

In January 2000, we closed a private placement of 2,500,000 common shares at a price of $1.64 per share, yielding net proceeds of approximately $4.1 million. Additionally, we issued 2,500,000 share purchase warrants. Each share purchase warrant entitled the holder to purchase one additional common share at prices of $1.64 per share in the first year and $1.89 per share in the second year. 598,729 of the warrants have been exercised.

In April 2000, we closed a private placement of 1,084,000 common shares at a price of $10.00 per share, yielding net proceeds of approximately $10.5 million. Additionally, we issued 1,084,000 share purchase warrants. Originally, each share purchase warrant entitled the holder to purchase one additional common share for $10.00 in the first year and $11.50 in the second year. We have subsequently reduced the exercise price of some of these warrants, as explained
above under "Share Purchase Warrants".   None of these warrants have
been exercised.

As at December 31, 2000 our cash and cash equivalents and short term investments were $6.9 million, an increase of $1.0 million from December 31, 1999. Working capital at December 31, 2000 was $6.7 million, an increase of $1.0 million from December 31, 1999. We invest a portion of our excess funds in short-term money market funds, commercial paper and short-term notes. As at December 31, 2000, short-term investments held as available for sale totaled $6.0 million.

Net cash used in operating activities for the years ended December 31, 2000 and December 31, 1999 was $15.6 million and $4.5 million, respectively. Cash used in operating activities in each period was primarily the result of net losses, increases in accounts receivable, and increased prepaid expenses, partially offset by increases in accounts payable and deferred revenue.

Net cash provided by financing activities for the years ended December 31, 2000 and December 31, 1999 was $19.1 million and $11.0 million, respectively. Cash provided by financing activities in each of the periods was the result of the issuance of common equity, exercise of share purchase warrants, and exercise of options.

Net cash used in investing activities for the years ended December 31, 2000 and December 31, 1999 was $7.9 million and $1.0 million, respectively. Cash used in investing activities in each period was primarily the result of the purchase of short-term investments and capital assets. We incurred significant capital expenditures for the year ended December 31, 2000 due to the expansion of our company and the build out of our offices in the U.S.

In February 2001 we closed a private placement of 5,229,752 shares. 3,667,752 shares were issued at a price of $0.76 per share and 1,562,500 shares were issued at a price of $0.80 per share. Net proceeds from the offering were approximately $3.7 million. Additionally, we issued 5,229,752 share purchase warrants and 526,316 brokers' warrants. Each share purchase warrant entitles the holder to purchase one additional share for three years at a price of $1.00 per share. Each brokers' warrant entitles the holder to purchase one unit at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. None of the warrants or brokers' warrants have been exercised.

In the United States, we have approximately 59 employees as of March 15, 2001. The majority of our United States employees work in sales,
customer service, and related areas.   Our monthly salary costs in the
United States are approximately $425,000 per month, exclusive of commission or bonus payments. We expect to make substantial commission and bonus payments only if we generate sales revenue.

We also have approximately 75 employees working in Canada. Of our Canadian employees:

- approximately half work in the development of our products or in running our internal systems;
- approximately one third work in sales, customer support, and related areas; and
-    the remainder work in executive or administrative positions.

Salary costs in our Canadian offices are approximately $266,000 per month.

Exclusive of salary costs, other cash expenditures during 2000 were approximately:

-    $400,000 per month for sales and marketing;
-    $85,000 per month for research and development; and
-    $110,000 per month for general and administrative expenses.

During 2001, we plan to reduce some of theses expenditures substantially. In sales and marketing, we plan to reduce our participation in trade shows, and also our advertising and marketing expenditures. Exclusive of salary costs, we plan to reduce our sales and marketing expenses to approximately $150,000 per month. In total, we expect that our non-salary cash expenditures will be approximately $420,000 per month. Accordingly, at our current rate of operation, we expect that total cash expenditures will be approximately $1,300,000 per month, inclusive of salary costs.

As of March 15, 2001, inclusive of the private placement financing described above, our cash resources total approximately $6.9 million. Accordingly, at an expenditure rate of $1,300,000 per month, our present cash balance will be sufficient to pay ongoing cash expenses
until approximately the end of the third quarter of 2001.    We are
continuing to seek ways to reduce our expenditures until we are able to increase revenues substantially. Given our current cash balances and expected cash requirements, we believe that it will be necessary for us to raise additional funds through the issuance of securities of the company.

     RISK FACTORS

INVESTMENT IN OUR COMMON SHARES INVOLVES A HIGH DEGREE OF
RISK.  PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE
FOLLOWING RISK FACTORS, BEFORE PURCHASING OUR COMMON SHARES.

BECAUSE WE DO NOT YET EARN SUBSTANTIAL REVENUE, WE FACE A
RISK THAT OUR BUSINESS WILL FAIL.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We estimate that we have sufficient cash to pay ongoing operating expenses, at their current level, until approximately the end of the third quarter of 2001. To continue operation beyond that we will have to generate operating revenue or raise additional capital. If we do not, we face a risk that our business will fail.

The auditors' report on the December 31, 2000 financial statements includes an additional paragraph that identifies conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BECAUSE WE HAVE A LIMITED OPERATING AND SALES HISTORY, WE DO
NOT HAVE A RELIABLE BASIS FOR PREDICTING THAT WE WILL EARN
REVENUE IN THE FUTURE.

Our products are relatively new, and are directed to a new and rapidly changing market. We do not have a record of past sales from which we can predict future revenues. As a result, our prospects for generating revenue are speculative, and may change rapidly and without warning. We have no assurance that we will earn substantial revenue in the future, nor any basis for predicting the level of any future revenues.

BECAUSE OF OUR LIMITED OPERATING AND SALES HISTORY, WE
CANNOT MAKE RELIABLE PROJECTIONS OF OUR FUTURE OPERATING
COSTS.

During 2000, we increased our work force and operating costs substantially. In order to generate substantial sales revenue, we may have to continue hiring additional personnel or incur substantial advertising costs. As a result of our lack of historical sales, we cannot make reliable projections of the number of additional personnel we will require, the cost of employing those personnel, or the level of marketing and overhead expenses we will incur. We thus have no assurance that any revenue we earn will be sufficient to cover the cost of earning that revenue, or to generate operating profits.

BECAUSE WE LACK PROVEN DISTRIBUTION CHANNELS, WE MAY BE
UNABLE TO REACH POTENTIAL CUSTOMERS FOR THE ENTERPRISE
INTERACTION SUITE.

We plan to market the Enterprise Interaction Suite through two principal distribution channels, our direct sales force and value added resellers. To date, we have not generated substantial sales revenue through either channel. Accordingly, we have no assurance that these methods of sale will be effective in reaching potential customers for the Enterprise Interaction Suite.

If we do not achieve substantial revenue through our direct sales force, we may be dependent on value added resellers to sell our products. Failure to recruit a sufficient number of value added resellers, or failure of our value added resellers to market our products effectively, could prevent us from achieving substantial sales revenue.

BECAUSE OUR PRODUCTS ARE OFFERED IN AN EMERGING MARKET, THE
POTENTIAL MARKET FOR OUR PRODUCTS IS UNCERTAIN.

Our products are intended for a new and emerging market for Web based, interactive electronic business solutions. Our future success depends on the widespread adoption of the Web as a medium for business transactions. Many factors could hinder the development of this market, including the following:

- The Web has experienced, and is expected to continue to experience, significant user and traffic growth. The Web infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends.
- There are many unresolved legal and technical issues concerning Web based commerce. They include issues of security, privacy, reliability, cost, accessibility, and quality of service. If these issues are not resolved, Web based commerce may not continue to increase.
- There is substantial uncertainty about how governments may attempt to regulate use of the Web or tax Web based transactions. The imposition of new government regulations or taxes may impede use of the Web for business purposes.

If Web based commerce does not continue to increase, the market for our products, and our prospects for generating sales, will be impaired.

BECAUSE WE ARE NOT A LARGE COMPANY, WE MAY BE UNABLE TO
COMPETE.

Many of our competitors have longer operating histories, greater name recognition, and substantially greater financial, technical, marketing, and other resources than we have. Our competitors may be able to expand and develop their technologies more quickly, to devote greater resources to the development and marketing of their products, or to respond more quickly to changing opportunities or technologies.

The market for computer software is dominated by large corporations which have assets much greater than ours, and which might be able to develop software duplicating the features of our products at modest cost. We face a continual risk that market opportunities or product features which we intend to exploit can, within a short period of time, become dominated by much larger and financially stronger corporations, rendering our products obsolete or non-competitive.

BECAUSE OUR MARKET IS HIGHLY COMPETITIVE AND CHANGING
RAPIDLY, OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE.

The market for interactive Web based electronic business solutions is highly competitive and rapidly changing. Many types of changes in either the demand side or the supply side of our market could render our products non-competitive. Those types of changes include, but are not limited to, the following:

- We believe that barriers to entry in our market are relatively small, so that new competitors could enter the market within a short period of time.
- Technological advance in the computer industry is rapid. Other companies may develop new technologies which provide the same functions as our products with greater efficiency or lower cost.
- Industry consolidations, or formations of alliances among industry participants, may give our competitors superior marketing channels, economies of scale, or the benefit of
     strategic alliances with major software companies.   Competing
     products may also be integrated or marketed with broader product offerings, so that our products will be unattractive to customers seeking those broader product offerings.
- Customer preference may shift away from the kinds of products we offer to products offered by other companies.

BECAUSE WE HAVE NOT ACHIEVED SUBSTANTIAL SALES REVENUE IN
THE PAST, WE MAY NOT HAVE ADEQUATE PERSONNEL OR SYSTEMS TO
COPE WITH A RAPID INCREASE IN SALES.

We could experience rapid growth in orders, sales, and revenue. We cannot assure that we will be able to manage the strains that future growth may place on our administrative infrastructure, systems, and controls. Accordingly, increased sales of our products may require us to hire additional personnel to install and support our products.

We may also be unable to hire additional personnel we need. Qualified technical personnel are in great demand throughout the software industry. Our success will depend, to a substantial degree, on our ability to attract, train, motivate, and retain qualified personnel. We have no assurance that we will be able to compete successfully in the job market, to attract or keep the qualified employees we need.

BECAUSE MUCH OF OUR WORK FORCE HAS BEEN HIRED RECENTLY, WE
ARE VULNERABLE TO LOSS OF KEY EMPLOYEES.

We have increased our work force substantially during 2000. As a result, a substantial number of our employees are relatively new, and have worked together for only a short period of time.

The success of our marketing efforts is substantially dependent on our President and our Executive Vice President / General Manager of United States Operations. Continued development of our products is substantially dependent on our Chief Technology Officer.

The departure of a single employee or a small number of employees could hurt our business. We cannot assure that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees.

BECAUSE OUR BUSINESS IS DEPENDENT ON PROPRIETARY TECHNOLOGY,
WE ARE VULNERABLE TO MISAPPROPRIATION OF OUR TECHNOLOGY.

We rely heavily on our proprietary software technology. To protect our proprietary technology we rely on confidentiality agreements with key employees and third parties, and on trade secret, trademark, and copyright laws. Although we attempt to maintain confidentiality of our software technology, we cannot assure that we have adequately protected our technology from misappropriation.

In addition, others may attempt to "reverse engineer" our products, to determine their method of operation and to develop competing products.
 Sophisticated technology has been developed to facilitate reverse engineering of computer software, increasing the risk that our products could be duplicated by others at modest cost.

BECAUSE WE OPERATE IN A HIGH TECHNOLOGY FIELD, WE FACE A
RISK OF INFRINGEMENT CLAIMS FROM OTHER COMPANIES.

If any of our products violate third party proprietary rights we may be required to re-engineer our products or seek licenses from third parties. We have no reason to believe that any of our products infringe the proprietary rights of third parties. However, we do not conduct comprehensive patent searches to determine whether the technology used in our products infringes any third party patents.

High tech markets are characterised by the existence of a large number of patents with broad, and questionable, application. As the market for our products develops, and the functionality of those products grows and overlaps with products offered by competitors, our products may become increasingly subject to infringement claims. Although we have no reason to believe that any of our products infringe the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against us, or that such claims will not require us to enter into royalty arrangements or result in costly litigation.

BECAUSE OUR PRODUCTS RELY ON THIRD PARTY TECHNOLOGIES, WE
MAY NOT HAVE ACCESS TO REQUIRED TECHNOLOGY.

Our Enterprise Interaction Suite incorporates software licensed from third parties. We have no reason to believe that our existing license rights will cease to be available, but we cannot assure that they will continue.

In addition, we expect that we will have to license additional third party technology to continue development of our products. We can not assure that the third party technology we require will be available, or that it will be available on acceptable commercial terms.

Inability to obtain required technology from third parties could require us to develop software performing the required functions independently, or to re-engineer our products to operate without the licensed software. This could result in interruptions or delays in our ability to sell or continue development of our products, in loss of important features of our products, or in increased costs for our products.

BECAUSE OUR PRODUCTS ARE COMPLEX, THEY MAY CONTAIN ERRORS.

Software products are complex, and frequently contain errors, or "bugs". Our products may contain such errors, which could cause product failures. Our products have not had extensive use under actual operating conditions, and accordingly, we have no assurance that they will operate free of material errors or defects. Product failures could result in loss of revenues, loss of market share, failure to achieve market acceptance, or injury to our reputation.

BECAUSE WE HAVE NOT COMPLETED ANY LARGE INSTALLATIONS OF THE
ENTERPRISE INTERACTION SUITE, WE DO NOT KNOW HOW WELL IT
WILL OPERATE IN LARGE INSTALLATIONS.

To date, most of our installations of the Enterprise Interaction Suite and its predecessor products have been small, involving only a few customer service representative workstations. Our internal testing of the Enterprise Interaction Suite indicates that it can support large installations. However, we have never completed a large installation of any of our products, or secured a contract for a large installation. Owing to our lack of experience with large installations, we do not know how well the Enterprise Interaction Suite will run in large installations.

BECAUSE WE HAVE LIMITED EXPERIENCE USING OUR PRODUCTS UNDER
ACTUAL OPERATING CONDITIONS, WE COULD FACE SUBSTANTIAL
PRODUCT LIABILITY CLAIMS.

Because of our limited operating history with the Enterprise Interaction Suite, we have no assurance that it will not experience failures under actual operating conditions. If any of our products fail, a customer may assert a claim for substantial damages against us, regardless of whether we are responsible for the failure. Product liability claims could require us to spend significant time and money in litigation, or to pay significant damages.

We currently carry limited insurance, which may not cover claims against us for financial losses, and which will not be sufficient in amount to cover large claims. In addition, there can be no assurance that any insurance coverage will be available in the future on reasonable terms, that insurance we purchase will be sufficient to cover any claims against us, or that insurers will not deny coverage with respect to any future claim.

BECAUSE WE HAVE NOT GENERATED SUBSTANTIAL REVENUE AND
BECAUSE OUR BUSINESS HAS NOT BEEN PROFITABLE, WE MAY NOT BE
ABLE TO RAISE ADDITIONAL CAPITAL WE NEED.

We will likely require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or substantial sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

- Our share price has been highly volatile during 2000 and the first part of 2001. The volatility of our share price may deter potential investors.
- Subsequent to the first quarter of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.
- Subsequent to the first quarter of 2000, capital markets have become tighter generally, with less financing available for technology companies generally.

BECAUSE WE MAY HAVE TO RAISE ADDITIONAL CAPITAL, THE
INTERESTS OF SHAREHOLDERS MAY BE DILUTED.

To raise additional capital we may have to issue additional shares, which may dilute the interests of existing shareholders substantially. Alternatively, we may have to borrow large sums, and assume obligations to make substantial interest and capital payments. We may also have to sell significant interests in some or all of our products. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares.

BECAUSE WE HAVE NON-ARM'S LENGTH AGREEMENTS WITH
SUBSIDIARIES, GOVERNMENTS MAY  CHALLENGE OUR TAX RETURNS.

We have non-arm's length agreements with our subsidiaries Sideware Corp. and Sideware International SRL, which operate in jurisdictions outside Canada. We believe that these agreements have been implemented in accordance with taxation laws, regulations, treaties, and assessment practices prevailing in Canada, the United States, and the other jurisdictions involved. However, Canadian or U.S. taxation authorities may challenge the terms or tax effect of these agreements, and issue taxation assessments requiring us to pay additional income taxes beyond the amounts we consider to be owing. Such assessments could lead to tax liabilities substantially greater than we expect, or to duplicate tax liabilities in different jurisdictions on the same income.

BECAUSE THE MARKET PRICE OF OUR COMMON SHARES HAS BEEN
PARTICULARLY VOLATILE, INVESTORS IN OUR COMMON SHARES FACE A
HIGH DEGREE OF MARKET RISK.

The stock market in general has recently experienced extreme price and volume fluctuations. The stock prices of technology companies, particularly Web-related companies, have been extremely volatile, and have experienced price fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

The price of our common shares has also experienced substantial fluctuations. Between January 1, 2000 and March 15, 2001 our share price has fluctuated between a high of $25.50 and a low of $0.33. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

As we have not at any time announced material earnings, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The price of our common shares could fall substantially if we do not generate future earnings that meet the expectations of investors.

BECAUSE OUR STOCK MAY BE SUBJECT TO "LOW PRICE STOCK"
RULES, THE MARKET FOR OUR STOCK MAY BE LIMITED.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price less than $5.00. Our stock is currently subject to those rules, and may remain so indefinitely. The penny stock rules require broker-dealers to make a special suitability determination before selling our stock to investors who are not either regular customers or
accredited investors.    As a result, the potential market for our
stock may be limited.

     EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES AND INFLATION

We have reported our financial results for the year ended December 31, 2000 in United States dollars. However, through most of 2000 we were headquartered in Canada. Accordingly, we used the Canadian dollar as our functional currency during 2000, and recorded our transactions in Canadian dollars. To prepare our year end financial statements, we were required to convert Canadian dollar amounts into United States dollars, which we did using an exchange rate of US$1.00 = C$1.4900.

For fiscal periods prior to 2000, we previously reported our financial results in Canadian dollars. For purposes of this annual report, we have converted the results from prior periods into United States dollars. In doing, we used the following exchange rates:

     Year ended December 31, 1999:                US$1.00 = C$1.4858
     Eight month period ended December 31, 1998:  US$1.00 = C$1.5101
     Year ended April 30, 1998:                   US$1.00 = C$1.4056

We have reported foreign exchange gains and losses, which result from adjusting entries made in the process of converting between currencies. For the year ended December 31, 2000, we incurred a foreign exchange gain of $593,042. For the fiscal year ended December 31, 1999, we reported a foreign exchange loss of $184,179. We expect that our reported foreign exchange gains and losses will be smaller in future years, when we expect to use the United States dollars as both our functional and reporting currency, thereby reducing the number of transactions requiring exchange rate conversions.

We continue to incur a substantial portion of our expenses in Canadian dollars. As a result, fluctuations in exchange rates between the United States dollar and the Canadian dollar could materially affect our results of operations in the future. As at March 15, 2001 we have not engaged in exchange rate hedging activities. To the extent we implement such hedging activities in the future, there can be no assurance that we will be successful.

While we believe that inflation has not had a material adverse affect on our results of operations, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As at December 31, 2000 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this prospectus. The fair value of all financial instruments at December 31, 2000 is not materially different from their carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Appended hereto are the following financial statements:

(1)  Consolidated balance sheets as of December 31, 2000 and December
     31, 1999;
(2) Consolidated statements of operations and comprehensive loss for the fiscal years ended December 31, 2000 and 1999, the eight month period ended December 31, 1998, and the fiscal year ended April 30, 1998;
(3) Consolidated statement of stockholders equity for the fiscal years ended December 31, 2000 and 1999, the eight month period ended December 31, 1998, and the fiscal year ended April 30, 1998;
(4) Consolidated statements of cash flows for the fiscal years ended December 31, 2000 and 1999, the eight month period ended December 31, 1998, and the fiscal year ended April 30, 1998; and
(5)  the auditors' report of KPMG LLP thereon.

Supplementary financial data showing revenues, gross margin, net loss and net loss per share on a quarterly basis during our two most recent fiscal years is contained in Note 14 to the audited consolidated financial statements appended to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table states information with respect to our directors and executive officers:

Name                        Age                Position

James L. Speros             42           President, Chief Executive
                                         Officer, and Director
W. Grant
Sutherland                  54           Chairman of the Board of
                                         Directors
Jay H. Nussbaum             57           Director
Jack Kemp                   65           Director
John Shoemaker              58           Director
Peter Kozicki               67           Director
Edward A. White             56           Director
Scott Friedlander           41           Executive Vice President -
                                         General Manager of US Operations
Rahul Bardhan               36           Chief Technology Officer
Stewart Walchli             29           Chief Financial Officer

JAMES L. SPEROS. Director, President, and Chief Executive Officer. Mr. Speros was appointed our President and Chief Executive Officer effective October 15, 2000. Mr. Speros has also been the President and Chief Operating Officer of Sideware Corp. since August 5, 1998. From June 1993 to January 1997 Mr. Speros was the President and owner of two professional sports franchises, the Baltimore Stallions and Montreal Alouettes of the Canadian Football League. From January 1997 to February 1999 Mr. Speros was the President of Exploration Mirandor,
a mining exploration company.   Mr. Speros is a director of
Consolidated Maymac Petroleum Corp., a public company trading on the Canadian Venture Exchange. Mr. Speros is also a director of BrainTech, Inc.

W. GRANT SUTHERLAND. Director and Chairman of the Board. Mr. Sutherland has been a director since May 1993. Since May 3, 1995 Mr. Sutherland has held the position of Chairman of the Board. Since December 1995 Mr. Sutherland has also been a director and the Chairman of the Board of BrainTech, Inc. Mr. Sutherland is a licensed lawyer in the Province of British Columbia, and has been engaged in the private practice of law for 26 years. Mr. Sutherland is a partner in the law firm Sutherland Johnston, but currently devotes the substantial majority of his time to our affairs.

JAY H. NUSSBAUM. Director. Mr. Nussbaum was appointed a director on June 14, 1999. Mr. Nussbaum is the Executive Vice President of Oracle Service Industries and a member of the Executive Committee of Oracle. Mr. Nussbaum joined Oracle after a 24-year career with Xerox Corp. that culminated with his position as President, Integrated Systems Operations. While at Xerox, Mr. Nussbaum was responsible for integration and consulting services in commercial and federal government markets. Mr. Nussbaum joined Oracle in 1992 as the Senior Vice President and General Manager of what was then Oracle Federal. Mr. Nussbaum received a bachelor's degree in business from the University of Maryland. He is a member of the University's Chancellor's Advisory Board and also serves on the advisory board of James Madison University. Mr. Nussbaum is on the board of directors of the Armed Forces Communications and Electronics Association and is active in several other business and charitable organizations in the Washington area.

JACK KEMP. Director. Mr. Kemp was appointed a director on February 9, 2001. Mr. Kemp is a co-founder of Empower America, an organization devoted to ensuring that government actions foster growth, economic well-being, freedom, and individual responsibility. In 1996, Mr. Kemp was the Vice-Presidential candidate for the Republican Party. Prior to founding Empower America, Mr. Kemp served for four years as U.S. Secretary of Housing and Urban Development, and for 18 years in the U.S. House of Representatives. Mr. Kemp also serves as a director of Oracle Corp., Hawk Corporation, Proxicom, Inc., and Speedway Motorsports Inc.

JOHN SHOEMAKER. Director. Mr. Shoemaker was appointed a director on February 9, 2001. For the past 10 years, Mr. Shoemaker has held a variety of senior executive positions with Sun Microsystems. Since July 2000, he has served as executive vice president of Sun's systems product group. Prior to joining Sun Microsystems, Mr. Shoemaker was the senior vice president of electronic printing and the vice president and general manager of the document systems business at Xerox Corporation.

PETER KOZICKI. Director. Mr. Kozicki was elected a director on May 3, 1995. Mr. Kozicki is a retired engineer. Prior to his retirement, Mr. Kozicki was a private engineering consultant for over 12 years, specializing in the installation of deep foundations and vertical barriers for containment of hazardous wastes. He obtained his B.Sc. degree in Civil Engineering from the University of Saskatchewan and a M.Sc. degree in Soil Mechanics from the University of Alberta.

EDWARD A. WHITE. Director. Mr. White was appointed a director on October 14, 1995. Mr. White is a member of the British Columbia Institute of Chartered Accountants, and practiced as a self-employed chartered accountant for over 20 years. Mr. White has been a director and officer of Oro Bravo Resource Partners Ltd. since February 1987, and a director of West African Venture Exchange Corp. since March 1993. In November 2000, Mr. White also became a director and Chief Financial Officer of BrainTech, Inc. Mr. White currently works full time for BrainTech, Inc.

SCOTT W. FRIEDLANDER. Executive Vice President and General Manager of US Operations. Mr. Friedlander joined us in February 2000, after a successful 18 year career with Xerox Corp. At Xerox, Mr. Friedlander held the position of Vice President of Public Sector Operations (North American Solutions Group), and oversaw a division earning $165 million in revenue.

RAHUL BARDHAN. Chief Technology Officer. Mr. Bardhan joined us in September 2000. Mr. Bardhan was previously employed by Oracle Corp., in the capacity of Senior Practice Director. While employed by Oracle Corp., Mr. Bardhan was also involved in establishing Oracle's national e-commerce accounting practice and in opening Oracle's office in India. Mr. Bardhan holds a Bachelor in Engineering in Computer Science and Engineering from the University of Mysore, India, and a Masters Degree in Business Administration from Virginia Tech.

STEWART F. WALCHLI. Chief Financial Officer. Mr. Walchli joined us in March 2000. Mr. Walchli worked previously for three years as an investment banker with CIBC World Markets, focusing on technology companies, particularly in the Internet and e-commerce spaces. Prior to CIBC World Markets, Mr. Walchli worked in the Corporate Finance and Financial Assurance Groups with KPMG. Mr. Walchli is a member of the Institute of Chartered Accountants of British Columbia.


ITEM 11.  EXECUTIVE COMPENSATION

Apart from stock options, we do not presently compensate our directors for services provided as directors. We provide compensation to our directors who are also officers or employees, for services rendered as officers or employees. We provide the following compensation to our directors and executive officers.

JAMES L. SPEROS. We currently pay Mr. Speros an annual salary of $250,000. During 2000 Mr. Speros' salary was $225,000 per year. During November and December 1999, Mr. Speros' salary was $15,000 per month. Between April 1999 and November 1999, Mr. Speros' salary was $11,500 per month. Between August 1998 and April 1999, Mr. Speros' salary was $8,000 per month. In October and November 1999, Mr. Speros received bonus payments totaling $50,000. In addition, Mr. Speros holds stock options to acquire 875,000 shares.

GRANT SUTHERLAND. Effective September 1, 2000 we pay Mr. Sutherland an annual salary of $100,000. Between January 1, 2000 and August 31, 2000 Mr. Sutherland's salary was $200,000 per year. Between June 1, 1998, and December 31, 1999, Mr. Sutherland's salary was $6,600 per month, which we shared with BrainTech, Inc., paying 80% during 1999 and 50% during 1998. Prior to June 1, 1998, we paid Mr. Sutherland $3,300 per month. Mr. Sutherland exercised stock options to acquire 250,000 shares in 1999 and options to acquire 80,000 shares in 2000. Mr. Sutherland holds additional stock options to acquire 718,000 shares. At the end of the first quarter of 2000 we paid Mr. Sutherland a discretionary bonus of $85,140, in respect of services rendered during 1999.

SCOTT FRIEDLANDER. Effective January 1, 2001 we pay Mr. Friedlander an annual salary of $250,000. Between September 1, 2000 and December 31, 2000 Mr. Friedlander's annual salary was $200,000. Between February 1, 2000 and August 31, 2000 Mr. Friedlander's annual salary was $175,000. We paid Mr. Friedlander a bonus of $16,800 as an inducement to accept employment with our company. We also accrued an additional payment for Mr. Friedlander in the amount of $200,000 as at December 31, 2000, as an adjustment to Mr. Friedlander's compensation in recognition of additional executive and administrative responsibilities undertaken by Mr. Friedlander, beyond his initial responsibilities in managing our US sales operations. We expect to make that payment in April 2001. Mr. Friedlander will be entitled to receive bonuses equal to:

- 75% of his base salary if our revenue exceeds $20 million during 2001; and
- 200% of his base salary if our revenue exceeds $26.7 million during 2001.

We have also entered into a Change of Control Severance Agreement with Mr. Friedlander, entitling Mr. Friedlander to receive up to three years salary and bonus payments if we terminate his employment following a change in control of the company. Mr. Friedlander holds options to purchase 2,500,000 shares.

RAHUL BARDHAN. We currently pay Mr. Bardhan an annual salary of $250,000. We also accrued a bonus in the amount of $60,000 for Mr. Bardhan as at December 31, 2000, which we agreed to at the time Mr. Bardhan commenced employment, as an inducement to join our company. We expect to pay that bonus in April 2000. Mr. Bardhan will also be entitled to receive bonuses equal to:

- 75% of his base salary if our revenue exceeds $20 million during 2001;
- 200% of his base salary if our revenue exceeds $26.7 million during 2001;
- 75% of his base salary if our revenue exceeds $33 million during 2002; and
- 200% of his base salary if our revenue exceeds $40 million during 2002.

We have entered into a Change of Control Severance Agreement with Mr. Bardhan, entitling Mr. Bardhan to receive up to three years salary and bonus payments if we terminate his employment following a change in control of the company. Mr. Bardhan holds options to purchase
1,500,000 shares.

STEWART WALCHLI. We currently pay Mr. Walchli a salary of $132,000 per year. Prior to December 31, 2000, Mr. Walchli's salary was
$100,000 per year. We also accrued an additional payment for Mr. Walchli in the amount of $50,000 as at December 31, 2000, as an adjustment to Mr. Walchli's compensation in recognition of additional duties and responsibilities undertaken by Mr. Walchli in assuming the role of Chief Financial Officer, after accepting employment with us as Vice-President Finance. We expect to make that payment in April
2001. Mr. Walchli will be entitled to receive bonuses equal to:

- 75% of his base salary if our revenue exceeds $20 million during 2001; and
- 200% of his base salary if our revenue exceeds $26.7 million during 2001.

We have entered into a Change of Control Severance Agreement with Mr. Walchli, entitling Mr. Walchli to receive up to three years salary and bonus payments if we terminate his employment following a change in control of the company. Mr. Walchli also holds options to purchase 800,000 shares.

The following table summarizes compensation paid to our directors and named executive officers for the fiscal years ended December 31, 2000 and December 31, 1999, the eight month period ended December 31, 1998, and the fiscal year ended April 30, 1998.

                    SUMMARY COMPENSATION TABLE


                           Annual Compensation                      Long Term Compensation
Name and                                                         Awards               Payouts      All other
Principal        Period                                  Restricted   Securities                   Compensation
Position          Ended    Salary   Bonus     Other         Stock     Underlying
                mm/dd/yy                                    Awards    Optons/SARs


James Speros,   12/31/00   $225,000  $      0  $      0       0                  0         $0         $54,000 (1)
President, CEO  12/31/99   $136,250  $ 50,000  $      0       0            125,000         $0         $     0
(since Oct.     12/31/98   $ 44,000  $      0  $      0       0            250,000         $0         $     0
15, 2000)

Grant           12/31/00   $167,000  $      0  $      0       0                  0         $0         $     0
Sutherland,     12/31/99   $ 63,400  $ 85,140  $      0       0            375,000         $0         $     0
Chairman        12/31/98   $ 39,600  $      0  $      0       0             25,000         $0         $     0
                04/30/98   $ 39,600  $      0  $      0       0             75,000         $0         $     0

Owen Jones,     12/31/00   $126,000  $     0   $      0       0                  0         $0         $     0
President, CEO  12/31/99   $ 80,000  $117,480  $      0       0            125,000         $0         $     0
(up to Oct. 15, 12/31/98   $ 31,350  $ 66,000  $      0       0             55,000         $0         $     0
2000)           04/30/98   $ 20,000  $ 66,000  $      0       0             75,000         $0         $     0

Jay Nussbaum,   12/31/00   $      0  $      0  $      0       0            400,000         $0         $     0
Director        12/31/99   $      0  $      0  $      0       0                  0         $0

Jack Kemp,      12/31/00   $      0  $      0  $      0       0                  0         $0         $     0
Director

John Shoemaker, 12/31/00   $      0  $      0  $      0       0                  0         $0         $     0

Edward White,   12/31/00   $      0  $      0  $      0       0                  0         $0         $     0
Director        12/31/99   $      0  $      0  $      0       0             25,000         $0         $     0
                12/31/98   $      0  $      0  $      0       0             25,000         $0         $     0
                04/30/98   $  4,600  $      0  $      0       0             25,000         $0         $     0

Peter Kozicki,  12/31/00   $      0  $      0  $      0       0                  0         $0         $     0
Director        12/31/99   $      0  $      0  $      0       0             25,000         $0         $     0
                12/31/98   $      0  $      0  $      0       0             25,000         $0         $     0

Scott           12/31/00   $172,600  $ 16,800  $200,000       0          2,000,000         $0         $     0
Friedlander,
Exec. VP

Rahul Bardhan,  12/31/00   $ 63,550  $ 60,000  $      0       0          1,000,000         $0         $     0
Chief
Technology
Officer

Stewart Walchli 12/31/00   $ 83,917  $      0  $ 50,000       0            300,000         $0         $     0
Chief
Financial
Officer


1.  This amount represents a club membership purchased for Mr. Speros.

We do not have a long term incentive plan.

The following table summarizes options granted to our directors and executive officers during the year ended December 31, 2000.

                OPTION / SAR GRANTS IN LAST FISCAL YEAR


Name                    Number of          Percent of          Exercise or   Expiration     Grant date
                        securities         total options /     base price    date           present
                        underlying         SARs granted to                   (mm/dd/yy)     value (1)
                        Options /          employees in
                        SARs granted       fiscal year



James Speros                  Nil           0.0%                    N/A            N/A            N/A

Grant
Sutherland                    Nil           0.0%                    N/A            N/A            N/A

Owen Jones                    Nil           0.0%                    N/A            N/A            N/A

Jay Nussbaum              200,000           2.2%                 $11.08       01/21/05     $1,644,000
                          200,000           2.2%                  $5.10       04/20/05     $  200,000

Jack Kemp                     Nil           0.0%                    N/A            N/A            N/A

John
Shoemaker                     Nil           0.0%                    N/A            N/A            N/A

Peter Kozicki	           25,000           0.3%                  $5.10       04/20/05            Nil

Edward White               25,000           0.3%                  $5.10       04/20/05            Nil

Scott Friedlander       1,000,000          11.3%                  $8.69       01/14/05     $  760,000
                        1,000,000          11.3%                  $5.10       04/20/05     $1,000,000

Rahul Bardhan           1,000,000          11.3%                  $2.25       08/30/05     $  400,000

Stewart Walchli           100,000           1.1%                 $11.08       01/21/05     $  822,000
                          200,000           2.2%                  $5.10       04/20/05     $  200,000


(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

In addition to the foregoing, we granted the following options to our directors and executive officers in January and February 2001:

     Grant Sutherland           150,000 options
     James Speros               500,000 options
     Jay Nussbaum               200,000 options
     Jack Kemp                  150,000 options
     John Shoemaker             150,000 options
     Peter Kozicki               20,000 options
     Edward White                20,000 options
     Scott Friedlander          500,000 options
     Rahul Bardhan              500,000 options
     Stewart Walchli            500,000 options

The exercise price for these options was $1.00, and the term was five years. None of these options have been exercised as at the date of this annual report.

The following table summarizes options exercised by our directors and executive officers during the year ended December 31, 2000.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End
Option / SAR Values


                    Shares acquired   Value realized    Number of securities    Value of unexercised
Name                  on exercise                       underlying unexercised  in-the-money options /
                                                        options / SARS at end   SARs at end of fiscal
                                                        of fiscal year          year
                                                        ----------------------   ---------------------
                                                          Exercisable /
                                                          Unexercisable



James Speros        0                  0                375,000 / 0              $65,600 / 0

Grant Sutherland    80,000             $638,052         568,000 / 0              $36,510 / 0

Jay Nussbaum        0                  0                400,000 / 0              0

Jack Kemp           0                  0                0                        0

John Shoemaker      0                  0                0                        0

Peter Kozicki       0                  0                112,500 / 12,500         $9,450 / 0

Edward White        0                  0                162,500 / 12,500         $17,950 / 0

Scott Friedlander   0                  0                1,500,000 / 500,000      0

Rahul Bardhan       0                  0                200,000 / 800,000        0

Stewart Walchli     0                  0                300,000 /0               0


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
MANAGEMENT

To the best of our knowledge, we are not controlled directly or indirectly by any other corporation or by any foreign government.

The following table sets forth certain information regarding the beneficial ownership of our outstanding common shares as of February 28, 2001 by (i) our directors and executive officers, and (ii) all of our directors and executive officers as a group. To the best of our knowledge, no person other than Grant Sutherland is the beneficial owner of more than 5% of our issued and outstanding common shares.


Title               Name and Address of          Amount and               Percent of
of                  Beneficial Owner             Nature of Beneficial     Class (1)
Class                                            Ownership


Common              James Speros,                 2,462,400(2)            3.6%
                    President, CEO
                    1810 Samuel Morse Drive
                    Reston, VA 20190-5316



Common              Grant Sutherland, Chairman    4,554,100(3)            6.7%
                    1600 - 777 Dunsmuir St.
                    Vancouver, B.C. V7Y 1K4



Common              Jay Nussbaum, Director          450,000(4)            0.7%
                    1910 Oracle Way
                    Reston, VA 20190



Common              Jack Kemp, Director              75,000(5)            0.1%
                    1701 Pennsylvania Avenue



                    Washington, DC 20006



Common              John Shoemaker, Director         75,000(6)            0.1%
                    10 Network Circle
                    MPK 10-212
                    Menlow Park, CA 94025



Common              Peter Kozicki, Director         702,850(7)            1.1%
                    45 Grovetree Road
                    Toronto, Ontario M9V 2Y4



Common              Edward White, Director          344,530(8)            0.5%
                    113 - 980 West 1st Street
                    North Vancouver, BC
                    V7P 3N4

Common              Scott Friedlander,            2,002,300(9)            2.9%
                    Executive Vice-President
                    1810 Samuel Morse Drive
                    Reston, VA 20190-5316



Common              Rahul Bardhan, Chief            650,000(10)           1.0%
                    Technology Officer
                    1810 Samuel Morse Drive
                    Reston, VA 20190-5316



Common              Stewart Walchli, Chief          500,000(11)           0.8%
                    Financial Officer
                    1810 Samuel Morse Drive
                    Reston, VA 20190-5316



Common              All Directors and            11,816,180(12)          16.0%
                    Executive Officers


(1) Percentage ownership figures are calculated using data as at February 28, 2001. As at February 28, 2001 we had 66,116,167 shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person or group of persons holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)  Includes shares issuable under the following securities:
     - 625,000 shares issuable under stock options exercisable within 60 days; and
     - 1,060,000 shares issuable under outstanding share purchase warrants exercisable within 60 days.
(3)  Includes shares issuable under the following securities:
     - 643,000 shares issuable under stock options exercisable within 60 days; and
     - 1,310,000 shares issuable under outstanding share purchase warrants exercisable within 60 days.
(4)  Includes shares issuable under the following securities:
     - 450,000 shares issuable under stock options exercisable within 60 days.
(5)  Includes shares issuable under the following securities:
     - 75,000 shares issuable under stock options exercisable within 60 days.
(6)  Includes shares issuable under the following securities:
     - 75,000 shares issuable under stock options exercisable within 60 days.
(7)  Includes shares issuable under the following securities:
     - 128,750 shares issuable under stock options exercisable within 60 days.
(8)  Includes shares issuable under the following securities:

     - 178,750 shares issuable under stock options exercisable within 60 days.
(9)  Includes shares issuable under the following securities:
     - 2,000,000 shares issuable under stock options exercisable within 60 days.
(10) Includes shares issuable under the following securities:
     - 650,000 shares issuable under stock options exercisable within 60 days.
(11) Includes shares issuable under the following securities:
     - 500,000 shares issuable under stock options exercisable within 60 days.
(12) Includes shares issuable under the following securities:
     - 5,325,500 shares issuable under stock options exercisable within 60 days; and
     - 2,370,000 shares issuable under outstanding share purchase warrants exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Within the last three fiscal years, we have entered into the transactions set out below in which our current directors or officers were interested.

	TRANSACTIONS WITH BRAINTECH, INC. AND TECHWEST MANAGEMENT INC.

We have had several transactions with BrainTech, Inc. and Techwest
Management Inc.

BrainTech is a public company engaged in the business of developing and marketing vision systems and related hardware and software products. The directors of BrainTech are Owen Jones, Grant Sutherland, James Speros, and Edward White. BrainTech common shares are quoted on the OTC-Bulletin Board. As at the date of this annual report, inclusive of options and warrants exercisable within 60 days, Mr. Sutherland, Mr. Speros and Mr. White own the following shares in BrainTech, Inc.:

     Name              Number of Shares   % of Issued and Outstanding

    Grant Sutherland      5,542,499                     10.2%
    James Speros            300,000                      0.5%
    Edward White          1,125,001                      2.1%

Techwest is a private management company in which Owen Jones and Grant Sutherland each hold 50% interests.

COST SHARING

Up to November 2000 we operated under a cost sharing arrangement with BrainTech, pursuant to which we shared the following costs:

- costs of our North Vancouver premises, which we shared with BrainTech;
- salary costs of certain personnel including, inter alia, the salary costs of our accounting personnel; and
- miscellaneous office charges, such as office supplies and telephone and fax charges.

Prior to October 1999, we shared the common costs equally with BrainTech. By a Cost Sharing and Allocation Agreement executed in October 1999, we agreed with BrainTech to re-allocate the common costs 80% to us and 20% to BrainTech effective from January 1, 1999. The reason for the reallocation of costs was the substantially greater level of our business, and our corresponding greater use of the common premises and personnel.

Shared costs under the Cost Sharing and Allocation Agreement were administered by Techwest. Techwest passed shared costs on to us and to BrainTech at its costs, without any markup.

From time to time, either our payments or those of BrainTech exceeded the proportionate share required under the cost sharing arrangement, giving rise to indebtedness as between us, BrainTech and Techwest Management. Accordingly, the payments were reconciled and adjusted from time to time as required. Through much of 1999, BrainTech was indebted to us (either directly or indirectly through Techwest) as a result of BrainTech not paying its proportionate share of the common operating costs, during periods when BrainTech did not have cash
available to do so.   There was no material indebtedness among
Sideware, BrainTech, or Techwest during 2000.

In the summer of 2000, BrainTech, Inc. began to move its operations to separate premises. On November 6, 2000 we entered into a letter agreement with BrainTech, Inc. under which we agreed that BrainTech, Inc. could continue to use a portion of our North Vancouver office, as well as certain services provided by our personnel, during a transitional period not to exceed six months. As at the date of this annual report, BrainTech, Inc. no longer occupies any portion of those premises or makes any use of our personnel.

The lease for our downtown Vancouver premises was originally taken in the name of Techwest. By agreement dated January 19, 2001, Techwest assigned its interest in the premises to us.

PURCHASE OF COMPUTER EQUIPMENT

We purchase computer equipment for BrainTech, Inc. and Techwest
Management Inc., owing to favorable equipment pricing available to us, and is currently being passed on at cost to BrainTech, Inc. or Techwest Management Inc. Hardware sales to BrainTech and Techwest totaled $81,945 during the fiscal year ended December 31, 2000, $30,856 during the fiscal year ended December 31, 1999, and $85,524 during the eight month period ended December 31, 1998.

WIZMASTER

In September 1999, we entered into a Software Development and License Agreement with BrainTech. Under that agreement, BrainTech developed a program named "Wizmaster", which enables the user, through a drop-and-drag procedure, to construct customized knowledge trees. We incorporated Wizmaster into version 3.1 of Dr. Bean, but we no longer make any use of the Wizmaster program. We paid approximately $11,400 to BrainTech for the development of Wizmaster.

KOSTIUK LITIGATION

Effective October 31, 1998 we purchased an interest in the proceeds of a judgment which BrainTech had obtained against John Kostiuk, in the amount of $300,000, in the Supreme Court of British Columbia. We paid $132,000 on account of the purchase price, which was subject to adjustment depending on the benefit we ultimately received from the judgment. On March 18, 1999 the British Columbia Court of Appeal allowed an appeal from the judgment, and BrainTech repaid the $132,000.

PARTNER PROGRAM

BrainTech is a participant in the Sideware Partner Program.

     PRIVATE PLACEMENTS

In addition to transactions disclosed under "Recent Sales of Unregistered Securities", our directors and executive officers have acquired the following securities in private placements during the last three fiscal years.

(1) In a private placement completed January 14, 1999 James
Speros acquired 600,000 Special Warrants at a price of $0.28 per Special Warrant. Each Special Warrant was exercisable at any time within one year, without additional consideration, into one unit comprised of one share and one non-transferable share purchase warrant. Each share purchase warrant would entitle the holder thereof to purchase one additional share for a period of two years at a price of $0.28 per share for the first year and $0.32 per share in the second year. The Special Warrants were exercised on June 4, 1999.

(2) In a private placement completed January 7, 1999, the following directors and executive officers acquired Special Warrants at a price of $0.35 per Special Warrant:

     Owen Jones                         250,000 Special Warrants
     Grant Sutherland                   297,500 Special Warrants
     Peter Kozicki                       50,000 Special Warrants

Each Special Warrant was exercisable at any time within a period of one year, without additional consideration, into 1.1 units, with each unit comprised of one share and one non-transferable share purchase warrant. Each share purchase warrant would entitle the holder to purchase one additional share for a period of two years at a price of $0.35 per share for the first year and $0.40 per share in the second year. The Special Warrants were exercised on June 4, 1999.

(3) In a private placement completed April 14, 1999, the following directors and executive officers acquired Special Warrants at a price of $0.55 per Special Warrant:

     Owen Jones                            1,000,000 Special Warrants
     Grant Sutherland                      1,000,000 Special Warrants
     Jim Speros                            1,000,000 Special Warrants

Each Special Warrant was exercisable at any time within a period of one year, without additional consideration, into one unit comprised of one share and one non-transferable share purchase warrant. Each share purchase warrant would entitle the holder thereof to purchase one additional share for a period of two years at a price of $0.55 per share for the first year and $0.63 per share in the second year. The Special Warrants were exercised on June 4, 1999.

<PAGE
                               51

     OTHER TRANSACTIONS

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland is a partner. The amount of those legal services prior to December 31, 1998 was not material. During the years ended December 31, 1999 and December 31, 2000, we paid legal fees to Sutherland Johnston of approximately $138,000 and $258,000, respectively. In addition, we have sold approximately $24,000 in computer equipment at cost to Dunsmuir Management Ltd., a management company owned by Sutherland Johnston.

We acquired our interest in the premises at 1600 - 777 Dunsmuir Street, Vancouver, British Columbia through an assignment from SJM Management Ltd., a management company for the law firm Sutherland Johnston. The assignment covered the period from July 1, 1999 to December 31, 2000. Under the assignment, SJM Management Ltd. assigned its interest in respect of the premises at Suite 1600 to Techwest Management Inc., which agreed to perform all of the obligations of the tenant under the lease. We signed the lease as an indemnifier, and were liable to perform all of the obligations of the assignee, including the payment of rent. The term covered by the assignment has expired.

Paul Hildebrand is our corporate Secretary, and has been an employee of Sideware Systems Inc. since January 1, 2000. Prior to December 31, 1999 we have acquired legal services from Dale W. Wilcox, a Law Corporation, a law firm with which Mr. Hildebrand is associated. Between May 3, 1995 and December 31, 1999, Dale W. Wilcox, a Law Corporation has received payments totaling $377,000 in fees (exclusive of taxes and disbursements) for legal services.

We have granted the following stock options to Mr. Hildebrand:

(1)  options to purchase 100,000 shares at C$0.50 per share expiring
     May 1, 2001;
(2) options to purchase 75,000 shares at C$0.70 per share expiring December 16, 2002;
(3)  options to purchase 55,000 shares at C$1.35 per share expiring
     April 29, 2004;
(4)  options to purchase 100,000 shares at C$2.33 per share expiring
     June 17, 2004;
(5) options to purchase 25,000 shares at C$2.78 per share expiring October 20, 2004;
(6) options to purchase 300,000 shares at $11.08 per share expiring Januay 21, 2005;
(7) options to purchase 300,000 shares at $5.10 per share expiring April 20, 2005; and.
(8) options to purchase 150,000 shares at $1.00 per share expiring January 18, 2006.

In addition to transactions disclosed under "Recent Sales of Unregistered Securities", Mr. Hildebrand and Alder Enterprises Ltd., a private company in which Mr. Hildebrand owns a 45% interest, have also acquired the following shares, special warrants, and share purchase warrants pursuant to private placements:.

(1) In a private placement completed November 19, 1998, Mr. Hildebrand acquired 90,000 Special Warrants at a price of $0.32 per Special Warrant. Each Special Warrant was exercisable at any time within a period of one year, without additional consideration, into one unit comprised of one share and one non-transferable share purchase warrant. Each share purchase warrant would entitle the holder thereof to purchase one additional share for a period of two years from the date of issuance of the Special Warrants at a price of $0.32 per share for the first year and $0.37 per share in the second year. The Special Warrants were exercised on June 4, 1999.

(2)  In a private placement completed January 7, 1999, Mr.
Hildebrand and Alder Enterprises Ltd. acquired, respectively, 30,000 and 277,500 Special Warrants. Each Special Warrant was exercisable at any time within a period of one year, without additional consideration, into 1.1 units, with each unit comprised of one share and one non-transferable share purchase warrant. Each share purchase warrant would entitle the holder to purchase one additional share for a period of two years at a price of $0.35 per share for the first year and $0.40 per share in the second year. The Special Warrants were exercised on June 4, 1999.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

During the year ended December 31, 2000 we filed reports on Form 8-K on October 25, 2000, and November 30, 2000.

Index to Exhibits


Number                           Exhibit

3.1(1)          Memorandum of Incorporation dated March 30, 1983
3.2(1)          Articles of Incorporation dated March 30, 1983
3.3(1)          Special Resolution dated January 12, 1984
3.4(1)          Special Resolution dated June 15, 1989
3.5(1)          Special Resolution dated September 27, 1990
3.6(1)          Special Resolution dated December 18, 1996
3.7(1)          Articles of Incorporation
3.8(1)          Special Resolution dated January 29, 1998
3.9(5)          Special Resolution dated June 28, 2000
4.1(1)          Escrow Agreement dated June, 1996
4.2(4)          2000 Stock Option Plan
4.3(4)          Amended 2000 Stock Option Plan
4.4             Stock Option Plan (2001)
10.1(1)         Operating Agreement between the Company and
                BrainTech, Inc., dated October 18, 1996
10.2(2)         Software Development and License Agreement dated
                September 20, 1999 between the Company and
                BrainTech, Inc.
10.3(2)         Software Development License Agreement between
                the Company and Sideware International SRL
                effective August 27, 1999
10.4(2)         Research and Development Cost Sharing Agreement
                between the Company and Sideware International
                SRL effective August 27, 1999
10.5(2)         Distribution and Sales Agreement between the
                Company and Sideware Corp. effective January 1,
                1999
10.6(1)         Assignment of Lease and Modification of Lease
                Agreement dated August 17, 1998 between HOOPP
                Realty Inc., Techwest Management Inc., Sideware
                Systems Inc., and BrainTech, Inc.
10.7(1)         Lease Agreement dated January 25, 1999 between
                Sideware Corp. and Elden Investments, LLC with
                Addendum dated February 8, 1999
10.8(2)         Agreement between the Company and IBM for
                participation in the Enterprise Growth
                Opportunity program
10.9(2)         Reseller agreement between the Company and
                Enterprise Soft
10.10(2)        Software license agreement between the Company
                and ICEsoft AS
10.11(2)        Lease effective as of July 1, 1999 between the
                Company, Techwest


                Management Ltd., BrainTech, Inc. and Pacific
                Centre Leaseholds Ltd.
10.12(2)        Assignment Agreement effective as of July 1,
                1999 between the Company, Techwest Management
                Ltd., BrainTech, Inc., and SJM Management Ltd.
10.13(2)        Cost Sharing and Allocation Agreement dated
                October 29, 1999 between the Company and
                BrainTech, Inc.
10.14(2)        Agreement between the Company and Advanced
                Contact Solutions Inc.
10.15(2)        Contract Agreement No. SDW001 between the
                Company and Science Applications International
                Corp.
10.16(2)        IBM International Independent Software Vendor
                Agreement
10.17(2)        Distribution and Sales Agreement between
                Sideware Corp. and Sideware International SRL
10.18(3)        Lease Agreement dated March 6, 2000 between
                Sideware Corp. and Reston L.L.C.
10.19(3)        Lease Agreement between Sideware Corp. and
                Sanctuary Park Realty Holding Company
10.20(3)        Sub-Lease Agreement dated January 15, 2000
                between San Jose State University Foundation and
                Sideware Systems Inc.
10.21(3)        Lease Agreement dated February 24, 2000 between
                CEO Suites, Inc. and Sideware Corp.
10.22(4)        Alliance Agreement with Siebel Systems, Inc.
10.23           Change of Control Severance Agreement with Rahul
                Badhan
10.24           Change of Control Severance Agreement with Scott
                Friedlander
10.25           Change of Control Severance Agreement with
                Stewart Walchli
10.26           ASP Software Products Distribution and License
                Agreement dated January 21, 2001 between
                Sideware International SRL and Sideware Corp.
10.27           End User Software Products Distribution and
                License Agreement dated January 21, 2001 between
                Sideware International SRL and Sideware Corp.
10.28           Assignment of Lease dated January 19, 2001 from
                Techwest Management Inc.
11.1            Computation of net loss per share
21.1            List of Subsidiaries


(1) Exhibit already on file - exhibit to our Form 20-F registration statement filed in May 1999.
(2) Exhibit already on file - exhibit to our Form F-1 registration statement 333-90893 filed in December 1999.
(3) Exhibit already on file - exhibit to our Form 20-F annual report covering the year ended December 31, 1999.
(4) Exhibit already on file - exhibit to our Form F-3 registration statement no. 333-34984 filed in April 2000.
(5) Exhibit already on file - exhibit to our Form 10-Q filed in October 2000.

                           SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 22, 2001                 Sideware Systems Inc.

                                      "Grant Sutherland"


                                      By:
                                      W. Grant Sutherland
                                      Chairman of the Board
                                      of Directors


                           POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant Sutherland as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney's-in-fact ad agent, or his subititutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                  Title                       Date

"James Speros"          Chief Executive Officer,        March 22, 2001
--------------------    President, and Director
James L. Speros         (Principal Executive Officer)


"Grant Sutherland"      Chairman of the Board of        March 22, 2001
--------------------    Directors, Director
W. Grant Sutherland


"Edward White"          Director                        March 22, 2001
--------------------
Edward A. White


"Peter Kozicki"         Director                        March 22, 2001
--------------------
Peter Kozicki

"Stewart Walchli"       Chief Financial Officer         March 22, 2001
--------------------    (Principal Financial and
Stewart F. Walchli      Accounting Officer)
















                     Consolidated Financial Statements
                     (Expressed in U.S. dollars)

                     SIDEWARE  SYSTEMS  INC.
                     (Prepared in accordance with generally accepted accounting principles in the United States)

                     Years ended December 31, 2000 and 1999
                     Eight months ended December 31, 1998
                     Year ended April 30, 1998









AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the consolidated balance sheets of Sideware Systems Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, eight months ended December 31, 1998 and year ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and comprehensive loss and its cash flows for the years ended December 31, 2000 and 1999, eight months ended December 31, 1998 and year ended April 30, 1998 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities for each of the periods presented which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 26, 2001, except for note 9(b) and 12 which are as of February 22, 2001, we reported separately to the stockholders of the Company on consolidated financial statements for the same period prepared in accordance with Canadian generally accepted accounting statements.

(signed)  "KPMG LLP"

Chartered Accountants

Vancouver, Canada

January 26, 2001, except for note 9(b) and note 13
 which are as of February 22, 2001

SIDEWARE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

December 31, 2000 and 1999


============================================================================
                                                        2000            1999
----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                      $   949,999    $  5,929,801
  Short-term investments (note 6)	           5,982,588	           -
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $142,047
      (1999 - nil)                                   467,783               -
    Other                                            126,842         123,297
  Due from related parties (note 4)                   29,859               -
  Current portion of long-term
    receivables (note 7)                               6,849          14,041
  Inventory                                           46,829          73,895
  Prepaid expenses                                   549,639         243,044
  --------------------------------------------------------------------------
                                                   8,160,388       6,384,078

Deposit on lease                                     129,926          20,212
Long-term receivables (note 7)                       105,587         108,655
Deferred finance charges (note 7)                     95,583         100,763
Fixed assets (note 8)                              1,967,818         923,536
----------------------------------------------------------------------------
                                                $ 10,459,302    $  7,537,244
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities      $  1,246,683    $    623,636
  Due to related parties (note 4)                          -          39,340
  Deferred revenue                                   168,661               -
  --------------------------------------------------------------------------
                                                   1,415,344         662,976

Stockholders' equity:
  Common stock (note 9):
    Authorized:  199,949,375 common shares,
      no par value
    Issued and outstanding:  60,886,415
      (1999 - 51,769,238)	                  40,660,382      21,414,477
  Additional paid-in capital                      12,146,732         315,500
  Deferred stock-based compensation                 (460,895)              -
  Accumulated other comprehensive income            (503,685)        148,479
  Deficit                                        (42,798,576)    (15,004,188)
  --------------------------------------------------------------------------
                                                   9,043,958       6,874,268
----------------------------------------------------------------------------
                                               $  10,459,302    $  7,537,244
============================================================================

Future operations (note 1)
Commitments (note 11)
Subsequent events (notes 9(a), 9(b) and 13)

The accompanying notes are an integral part of these consolidated financial statements.

On behalf of the Board:

"Grant Sutherland"                   "Edward White"
--------------------- Director       ------------------- Director

SIDEWARE SYSTEMS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


=================================================================================================
                                                                        Eight
                                                                     months ended      Year ended
                                         Year ended December 31,      December 31,      April 30,
                                         -----------------------
                                              2000          1999              1998           1998
-------------------------------------------------------------------------------------------------

Revenue:
  Licenses                             $   461,962   $         -   $        19,458   $      19,054
  Services                                  96,217             -                 -               -
  Hardware and software resales             27,504         2,533                 -               -
  Hardware resales to related
   parties (note 4(a))                      81,945        30,856            85,524               -
  ------------------------------------------------------------------------------------------------
                                           667,628        33,389           104,982          19,054

Cost of revenues:
  Licenses                                   1,532             -            13,476          12,933
  Services                                  28,843             -                 -               -
  Hardware and software resales	            27,504         2,044                 -               -
  Hardware resales to related
    parties (note 4(a))                     81,945        30,856            79,510               -
  ------------------------------------------------------------------------------------------------
                                           139,824        32,900            92,986          12,933
--------------------------------------------------------------------------------------------------
Gross margin                               527,804           489            11,996           6,121

Operating expenses:
  Sales and marketing (including
    stock-based compensation of
    $5,767,155, $124,479, $13,231,
    and nil)                             16,807,001     2,281,827           491,287         392,367
  Research and development (including
    stock-based compensation of
    $1,131,887, $55,508, $12,349,
    and nil)                              4,526,397     1,490,352           349,434         434,246
  General and administrative (including
    stock-based compensation of
    $4,471,295, $91,921, $3,822,
    and nil)                              7,533,958     1,978,298           481,399         895,705
  -------------------------------------------------------------------------------------------------
                                         28,867,356     5,750,477         1,322,120       1,722,318
---------------------------------------------------------------------------------------------------
Operating loss                          (28,339,552)   (5,749,988)       (1,310,124)     (1,716,197)

Non-operating:
  Interest income                           550,533        98,493            27,637          19,847
  Write-off of fixed assets                       -       (35,973)                -               -
  Proceeds on settlement of legal
    claim (note 5)                          147,651             -                 -               -
  Value assigned to shares issued
    in satisfaction of a legal
    claim (note 5)	                   (153,020)            -                 -         (17,786)
  -------------------------------------------------------------------------------------------------
                                            545,164        62,520            27,637           2,061
---------------------------------------------------------------------------------------------------

Net loss                                (27,794,388)   (5,687,468)       (1,282,487)     (1,714,136)

Other comprehensive income (loss):
  Net unrealized holding gain on
  short-term investments (note 6)	    136,550             -                 -               -
Foreign currency translation
  adjustments                              (788,714)      265,859          (100,935)        (33,889)
  -------------------------------------------------------------------------------------------------
                                           (652,164)      265,859          (100,935)        (33,889)

Comprehensive loss                    $ (28,446,552) $ (5,421,609)    $  (1,383,422)  $  (1,748,025)
====================================================================================================
Basic and diluted loss per share:
  Net loss                            $       (0.48) $      (0.15)    $       (0.05)  $       (0.08)
  Weighted average shares used in
  computing net loss per share,
  basic and diluted                       58,078,005   37,391,211        25,878,357       20,400,346
====================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.


SIDEWARE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


================================================================================================================================
                                                                                          Accumulated
                                                                 Additional     Deferred         other                      Total
                         Share capital        Special warrants      paid-in  stock-based comprehensive               stockholders
                      Number    Assigned     Number    Assigned     capital compensation          loss      Deficit        equity
---------------------------------------------------------------------------------------------------------------------------------

Balance, April
 30, 1997         17,317,859  $6,064,036  3,450,000   $  948,775  $  14,190   $        -  $     17,444  $(6,320,097)  $   724,348

Shares issued
 on exercise of
 non-transferable
 warrants          4,203,100   1,498,648          -            -          -            -             -            -     1,498,648
Shares issued
 on exercise of
 options             699,000     250,442          -            -          -            -             -            -       250,442
Shares issued in
 satisfaction of
 a royalty claim     100,000      17,786          -            -          -            -             -            -        17,786
Special warrants
 issued                    -           -  1,500,000      853,728          -            -             -            -       853,728
Special warrant
 subscriptions             -           -          -       53,358          -            -             -            -        53,358
Shares issued
 on exercise of
 special warrants  4,450,000   1,489,577 (4,450,000)  (1,489,577)         -            -             -            -             -
Foreign currency
 translation
 adjustment                -           -          -            -          -            -       (33,889)           -       (33,889)
Net loss                   -           -          -            -          -            -             -   (1,714,136)   (1,714,136)
---------------------------------------------------------------------------------------------------------------------------------

Balance, April
 30, 1998         26,769,959   9,320,489    500,000      366,284     14,190            -       (16,445)	 (8,034,233)    1,650,285

Special warrant
 subscriptions             -           -     90,000      647,031          -            -             -            -       647,031
Shares issued
 on exercise of
 special warrant
 subscriptions       500,000     264,883   (500,000)    (264,883)         -            -             -            -             -
Deferred stock-
 based
 compensation              -           -          -            -     29,402      (29,402)            -            -             -
Amortization
 of deferred
 stock-based
 compensation              -           -          -            -          -	  29,402             -            -        29,402
Foreign currency
 translation
 adjustment                -           -          -            -          -            -      (100,935)           -      (100,935)
Net loss                   -           -          -            -          -            -             -   (1,282,487)   (1,282,487)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31,
 1998             27,269,959   9,585,372     90,000      748,432     43,592            -      (117,380)  (9,316,720)       943,296

Shares issued
 on exercise of
 non-transferable
 warrants         10,434,335   3,418,136          -            -          -            -             -            -      3,418,136
Shares issued
 on exercise of
 options           1,343,500     806,508          -            -          -            -             -            -        806,508
Special warrants
 issued	                   -           -  9,326,332    2,084,911          -            -             -            -      2,084,911
Shares issued
 on exercise of
 special warrants  9,724,611   2,833,343 (9,416,332)  (2,833,343)         -            -             -            -              -
Shares issued
 for cash          2,746,833   4,514,656          -            -          -            -             -            -      4,514,656
Shares issued
 for services
 rendered            250,000     107,686          -            -          -            -             -            -        107,686
Deferred stock-
 based
 compensation              -           -          -            -    271,908     (271,908)            -            -              -
Amortization of
 deferred
 stock-based
 compensation              -           -          -            -         -      271,908              -            -        271,908
Share
 subscriptions
 receivable
 (243,900 common
 shares)                   -     396,619          -            -         -            -	             -            -        396,619
Share issue costs          -     (27,843)         -            -         -            -              -            -       (247,843)
Foreign currency
 translation
 adjustment                -           -          -            -         -            -        265,859            -        265,859
Net loss                   -           -          -            -         -            -              -   (5,687,468)    (5,687,468)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1999,
 carried forward  51,769,238  21,414,477          -            -   315,500            -        148,479  (15,004,188)     6,874,268


SIDEWARE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity, continued
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

================================================================================================================================
                                                                                          Accumulated
                                                                Additional     Deferred         other                      Total
                         Share capital        Special warrants     paid-in  stock-based comprehensive               stockholders
                      Number    Assigned     Number   Assigned    capital  compensation          loss      Deficit        equity
--------------------------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1999,
 brought forward  51,769,238   $21,414,477         -  $      - $   315,500  $         -  $    148,479  $(15,004,188)  $6,874,268

Shares issued
 on exercise of
 non-transferable
 warrants          3,919,702     3,803,797         -         -           -            -             -             -    3,803,797
Shares issued
 on exercise of
 options           1,584,100     1,469,279         -         -           -            -             -             -    1,469,279
Shares issued
 for cash          3,340,100    14,557,888         -         -           -            -             -             -   14,557,888
Shares issued
 for
 subscriptions
 previously
 received            243,900             -         -         -           -            -             -             -            -
Shares issued
 on settlement
 of legal claim       80,000       153,020         -         -           -            -             -             -      153,020
Share issue costs   (738,079)            -         -         -           -            -             -             -     (738,079)
Cancelled shares     (50,625)            -         -         -           -            -             -             -            -
Stock-based
 compensation              -             -         -         -     247,758            -             -             -      247,758
Deferred stock-
 based
 compensation              -             -         -         -  11,583,474  (11,583,474)            -             -            -
Amortization
 of deferred
 stock-based
 compensation              -             -         -         -           -   11,122,579             -             -   11,122,579
Net unrealized
 holding gain
 on short-term
 investments,
 net of tax
 effect of nil             -             -          -        -           -            -       136,550             -      136,550
Foreign currency
 translation
 adjustment                -             -          -        -           -            -      (788,714)            -     (788,714)
Net loss                   -             -          -        -           -            -             -   (27,794,388) (27,794,388)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31,
 2000             60,886,415   $40,660,382          -  $     - $12,146,732  $  (460,895) $   (503,685) $(42,798,576) $ 9,043,958


The accompanying notes are an integral part of these consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)



=================================================================================================
                                                                        Eight
                                                                     months ended      Year ended
                                         Year ended December 31,      December 31,      April 30,
                                         -----------------------
                                              2000          1999              1998           1998
-------------------------------------------------------------------------------------------------

Cash flows used in operating
 activities:
  Net loss                           $ (27,794,388) $ (5,687,468) $     (1,282,487) $  (1,714,136)
  Items not involving cash:
   Amortization	                           704,044       284,472            90,982        108,377
   Stock-based compensation             11,370,337       271,908            29,402              -
   Write off of fixed assets                     -        35,973                 -              -
   Investment advisory services
    settled by equity instruments                -             -                 -         53,358
  Value assigned to shares
    issued for financial
    advisory services                            -       107,686                 -              -
  Value assigned to shares
    issued in satisfaction of
    legal claim                            153,020             -                 -         17,786
Changes in non-cash operating
 working capital:
  Accounts receivable                     (479,183)       38,514          (121,741)        57,965
  Due (to) from related parties            (68,166)      290,816          (247,055)       123,529
  Inventory                                 24,435       (42,096)          (29,207)         5,443
  Prepaid expenses                        (317,901)     (169,860)           22,976        (65,339)
  Accounts payable and accrued
   liabilities                             650,961       418,197            37,234       (119,026)
  Deferred revenue                         169,793             -                 -              -
-------------------------------------------------------------------------------------------------
Net cash used in operating activities  (15,587,048)   (4,451,858)       (1,499,896)    (1,532,043)

Cash flows from financing activities:
Special warrants issued for cash                 -     2,084,911           647,032        853,728
Shares issued for cash, net of share
 issue costs                             19,092,885    8,494,337                 -      1,749,146
Share subscriptions receivable                    -      396,619                 -              -
-------------------------------------------------------------------------------------------------
Net cash provided by financing
 activities                              19,092,885   10,975,867           647,032      2,602,874

Cash flows from investing activities:
  Purchase of short-term investments
   available for sale                    (6,052,335)           -                 -              -
  Long-term receivables and deferred
   charges                                    7,040     (217,068)                -              -
  Purchase of fixed assets               (1,790,479)    (782,425)         (153,980)      (239,615)
  Deposit on lease, net                    (111,219)     (14,106)                -              -
  -----------------------------------------------------------------------------------------------
  Net cash used in investing activities  (7,946,993)  (1,013,599)         (153,980)      (239,615)
-------------------------------------------------------------------------------------------------
Effect of exchange rates on cash and
 cash equivalents                          (538,646)     212,423           (70,450)       (25,933)
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
 cash equivalents                        (4,979,802)   5,722,833        (1,077,294)       805,283

Cash and cash equivalents,
 beginning of period                      5,929,801      206,968         1,284,262        478,979
-------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                          $  949,999   $5,929,801	$  206,968    $ 1,284,262
=================================================================================================
Supplemental information:

  Non-cash financing and investing
   activities:
    Shares issued in satisfaction
     of legal claim                      $  153,020   $        -        $        -    $	   17,786
    Shares issued for services
     rendered                                     -      107,686                 -              -
    Shares issued on exercise
     of special warrants                          -      657,613                 -              -
    Shares issued for investment
     advisory services                            -            -                 -         53,358
    Net unrealized holdings gain
     on short-term investments              136,550            -                 -              -
=================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


1. DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS:

   Sideware Systems Inc. (the "Company") is a leading provider of Electronic Customer Relationship Management ("eCRM") software. The Company's collaborative solutions enable companies to better manage their customer interactions by providing enhanced Internet-based customer service. Substantially all of the Company's sales were generated in the United States and Canada.

   These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Through the date of these consolidated financial statements the Company has not generated significant revenues, has incurred operating losses and negative cash flow from operating activities. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to obtain market acceptance of its product, to increase sales of its product by penetrating markets within North America, generating positive cash flows from operations and ultimately attaining profitability.

   Depending on the Company's ability to develop sales and related cash flows, the Company may need to raise additional capital through public or private financings which may not be available on reasonable terms. Subsequent to year-end, the Company secured private financing with net proceeds of approximately $3,800,000 (note 13). The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  BASIS OF PRESENTATION:

   These financial statements have been prepared using generally accepted accounting principles in the United States of America. They include the financial statements of Sideware Systems Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

3.  SIGNIFICANT ACCOUNTING POLICIES:

 (a) Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 2
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (b) Cash equivalents:

     Cash equivalents consists of highly liquid investments having terms to maturity at the date of acquisition of not more than three months.

 (c) Short-term investments:

     The Company classifies its investments in marketable securities as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized.

 (d) Fixed assets:

     Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:


===============================================================
Asset                                    Basis             Rate
---------------------------------------------------------------
Furniture and fixtures	     declining-balance              20%
Computer equipment	         straight-line          33 1/3%
Trade show assets                straight-line          33 1/3%
Computer software                straight-line              50%
Leasehold improvements           straight-line       lease term
===============================================================

     During the year, the Company changed its amortization policy for trade show assets and computer equipment to better approximate the useful life of the assets. The adoption of this policy did not have a material effect on the Company's financial position or results of operations.

 (e) Deferred charges:

     Deferred charges represent the discount on notes receivable and are being recognized by the yield method over the term of the note.

 (f) Impairment of long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company monitors the recoverability of long-lived assets, which include property and equipment and other assets, based on factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable, at which time the asset is written down to fair market value.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 3
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (g) Income taxes:

     The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is not considered to be more likely than not.

 (h) Stock-based compensation:

     The Company accounts for its stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for
     Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Deferred stock-based compensation is recorded on the measurement date, which is generally the date of grant, when the market value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. Non-employee options are accounted for under SFAS No. 123 and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided.

     Stock-based compensation resulting from employee option grants is recognized on an accelerated basis over the vesting period of the individual options in accordance with Financial Accounting Standards Board Interpretation ("FASB") No. 28. Non-employee grants with future service requirements are not recognized until the service is performed and the options vest.

 (i) Comprehensive income (loss):

     In accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income", the Company reports comprehensive income, which includes net earnings as well as changes in equity from other non-owner sources specifically the foreign currency cumulative translation adjustments and unrealized holding gain on short-term investments.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 4
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (j) Research and development:

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved, at which time any additional costs will be capitalized and amortized prospectively over their estimated economic life. To date, technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

 (k) Advertising costs:
     Advertising costs are expensed as incurred and totaled $1,044,012, $68,941, nil and $45,185 during the years ended
     December 31, 2000 and 1999, the eight months ended December 31, 1998 and the year ended April 30, 1998, respectively.

 (l) Revenue recognition:

     SOP 97-2, "Software Revenue Recognition", as amended, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

     License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectibility is considered probable.

     Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

     The Company recognizes sales of equipment to external and related parties in revenues and the related costs of the sale in cost of revenues. The Company takes title to and holds the equipment, bearing all of the risks and rewards of ownership, prior to sale.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 5
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (m) Foreign currency translation:

     Effective for the fiscal year ended December 31, 2000, the Company adopted the U.S. dollar as its reporting currency. Historical figures previously reported in Canadian dollars have been translated into U.S. dollars as follows: assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at each balance sheet date and revenue and expense items are translated at the average rates for the applicable period. Unrealized gains and losses resulting from the translation to U.S. dollars are accumulated in a separate component of stockholders' equity described as accumulated other comprehensive income.

     The Company's functional currency is the Canadian dollar. The Company's financial statements are prepared in Canadian dollars before translation to the U.S. dollar reporting currency. Accordingly, foreign currency denominated balances of the Company are remeasured in Canadian dollars. Under this method, monetary assets and liabilities denominated in a foreign currency are remeasured in Canadian dollars at the rate of exchange in effect at the balance sheet date. Other assets, revenue and expense items are measured using the rate of exchange prevailing at their respective transaction dates. Exchange gains and losses resulting from the remeasurement of foreign denominated monetary assets and liabilities in Canadian dollars are reflected in earnings for the period.

 (n) Net loss per share:

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under SFAS No. 128, basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive.

     All performance escrow shares as disclosed in note 9(a) are excluded from the calculation.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 6
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


3.  SIGNIFICANT ACCOUNTIN POLICIES (CONTINUED):

 (o) Recent accounting pronouncements:

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established standards relating to the recognition and disclosure of all aspects of derivative instruments and hedging activities. To date, the Company has not engaged in hedging activities. Accordingly, the Company has evaluated the impact of adopting SFAS 133 and determined that it will not have a material effect on its financial position, results of operations or cash flows. The Company will implement SFAS No. 133 in its fiscal year ending December 31, 2001.

 (p) Comparative figures:

     Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

4.  RELATED PARTY TRANSACTIONS:

 (a) Transactions with related parties:

     The following table summarizes the Company's related party transactions with certain directors of the Company:


=============================================================================
                                                   Eight months
                          Year ended    Year ended        ended    Year ended
                        December 31,  December 31, December 31,     April 30,
                                2000          1999         1998          1998
-----------------------------------------------------------------------------
Services rendered         $  257,860    $  445,296    $  70,776    $  152,672
Settlement of claims               -             -            -        17,786
=============================================================================

      Hardware resales to related parties are to companies with certain common directors to the Company.

 (b) Due (to) from related parties:

     At December 31, 2000, the Company was owed $29,859 with respect to costs incurred by the Company on behalf of BrainTech Inc. and TechWest Management Inc., companies with directors in common.

     At December 31, 1999, the Company owed $ 39,340 with respect to costs incurred by TechWest Management Inc., a company with directors in common, on behalf of the Company.

     These amounts are unsecured, payable on demand and bear no interest.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 7
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


5. SETTLEMENT OF LEGAL CLAIM:

   During the year ended December 31, 2000, the Company settled its outstanding legal disputes with former management. The Company made a cash payment of $20,135 and issued 80,000 shares to opposing parties. The Company also received cash payments totaling $167,786 from opposing parties.

6. SHORT-TERM INVESTMENTS:

   The amortized cost, gross unrealized holding gain and fair value of available-for-sale securities at December 31, 2000 is as follows:

===============================================================================
                                                           Gross
                                                      unrealized
                                          Amortized      holding           Fair
                                               cost         gain          value
-------------------------------------------------------------------------------
Available-for-sale commercial paper    $  5,846,038   $  136,550   $  5,982,588
===============================================================================


   There were no short-term investments in 1999.

7.  LONG-TERM RECEIVABLES:


   ======================================================================
                                                     2000         1999
   ----------------------------------------------------------------------
   Employee loan, maturing September 30, 2024,
    bearing interest at 1% per annum,
    repayable in bi-monthly blended
    instalments of $376, except if employment
    is terminated in which case it is
    repayable immediately, real estate has
    been pledged as security, net of
    unamortized discount of $95,583 (1999 -
    $100,763)                                       $  98,593   $  104,111

   Employee loans, maturing September 30,
    2002, bearing interest at prime plus 1%
    per annum.                                         13,843       18,585
   -----------------------------------------------------------------------
                                                      112,436      122,696
   Current portion                                      6,849       14,041
   -----------------------------------------------------------------------
                                                    $ 105,587   $  108,655
   =======================================================================

   The employee loan secured by real estate has been discounted to fair market value calculated at prime plus 1%, which is the prevailing rate of similar financial instruments, over 25 years.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 8
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


8.	Fixed assets:

===========================================================
                                         2000          1999
-----------------------------------------------------------
Furniture and fixtures             $  710,518    $  336,234
Computer equipment                  1,553,279       696,195
Trade show assets                     150,193        85,928
Computer software                     289,881        93,592
Leasehold improvements                843,452       626,319
-----------------------------------------------------------
                                    3,547,323     1,838,268
Less accumulated amortization      (1,579,505)     (914,732)
-----------------------------------------------------------
Net book value                     $1,967,818    $  923,536
===========================================================

9. STOCKHOLDERS' EQUITY:

 (a) Performance shares and escrow securities:

     Included in issued shares at December 31, 2000 are 750,000 performances and 220,378 escrow securities (December 31, 1999 and 1998 and April 30, 1998 - 750,000 and 280,378,
     respectively) held in escrow to be released based on achievement of a cash flow formula. If any of the 750,000 performance shares are not released by September 10, 2001, they will be subject to cancellation. Subsequent to December 31, 2000, 220,378 escrow securities were subject to cancellation on January 11, 2001 due to the conditions in the escrow agreement not being fulfilled.

 (b) Stock compensation plans:

     Effective February 8, 2000, the Company adopted its 2000 Stock Option Plan ("the 2000 Plan"), which reserved 7,000,000 shares for issuance pursuant to stock options to be granted to directors, officers, employees, and consultants. The Company's Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 Plan, subject to the requirements of any stock exchange on which the Company's shares are listed. Effective April 20, 2000, the Company granted 4,912,000 options at $5.10 per share under the 2000 Plan. Effective August 30, 2000, the Company granted a further 1,948,000 options at $2.25 per share pursuant to the 2000 Plan.

     Subsequent to year-end, effective January 18, 2001 and February 9, 2001 the Company granted 150,000 and 308,000 options, respectively, at $1.00 per share pursuant to the 2000 plan. All options were for terms of five years and subject to vesting schedules up to 24 months. The 2000 Plan was approved by the Company's shareholders at the Company's June 28, 2000 general meeting.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 9
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


9.  STOCKHOLDERS' EQUITY (CONTINUED):

 (b) Stock compensation plans (continued):

     Effective December 6, 2000, the Company adopted its 2001 Stock Option Plan ("the 2001 Plan"), which reserved 6,000,000 shares for issuance pursuant to stock options to be granted to directors, officers, employees, and consultants. On February 9, 2001, the Board of Directors approved an increase of the reserved amount to 7,000,000 shares pursuant to the 2001 plan. The Company's Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed.

     Subsequent to year-end, effective January 18, 2001, February 9, 2001 and February 22, 2001 the Company granted 5,680,500, 490,000 and 190,000 options, respectively, at $1.00 per share. All options are exercisable for five years and subject to vesting schedules of up to 18 months. The 2001 Plan, and all options granted under it, are subject to approval by the Company's shareholders. The Company intends to seek that approval at its next general stockholders' meeting. For accounting purposes, these options will not be deemed to have been granted until approved by the stockholders and compensation, if any, will be measured based on market values at that date.

     As at December 31, 2000, no options granted under either the 2000 or 2001 Plans have been exercised.

    (i) A summary of the Company's stock option activity is as follows:


================================================================
                                                        Weighted
                                       Number            average
                                    of shares     exercise price
----------------------------------------------------------------
Balance, April 30, 1997             2,065,000             $ 0.36
Options granted                       800,000               0.50
Options exercised                    (699,000)              0.37
Options cancelled / expired           (45,000)              0.48
----------------------------------------------------------------
Balance, April 30, 1998             2,121,000               0.41
Options granted                       555,000               0.24
Options cancelled / expired           (86,000)              0.40
----------------------------------------------------------------
Balance, December 31, 1998          2,590,000               0.37
Options granted                     2,960,000               1.38
Options exercised                  (1,343,500)              0.61
Options cancelled / expired          (100,000)              0.45
----------------------------------------------------------------
Balance, December 31, 1999          4,106,500               1.02
Options granted                     8,860,000               5.55
Options exercised                  (1,584,100)              0.92
Options cancelled / expired          (470,000)              4.60
----------------------------------------------------------------
Balance, December 31, 2000         10,912,400             $ 4.56
================================================================


SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 10
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


9. STOCKHOLDERS' EQUITY (CONTINUED):

 (b) Stock compensation plans (continued):

   (ii) Additional information regarding options outstanding as at December 31, 2000 is as follows:

==============================================================================
                                   Outstanding                 Exercisable
------------------------------------------------------------------------------
                                     Weighted
                                      average  Weighted               Weighted
                                    remaining   average                average
Range of                Number    contractual  exercise       Number  exercise
exercise prices      of shares   life (years)     price    of shares     price
------------------------------------------------------------------------------
$ 0.24 - $ 0.90      1,171,500           2.06    $ 0.48    1,171,500    $ 0.48
$ 1.55 - $ 2.25      3,053,900           4.25      2.01    1,377,775      1.73
$ 5.10               4,794,500           4.30      5.10    1,946,000      5.10
$ 8.69 - $ 11.08     1,892,500           4.05      9.82      955,000     10.33
------------------------------------------------------------------------------
                    10,912,400           4.00    $ 4.56     5,450,275   $ 4.17
==============================================================================

 (iii)  Stock-based compensation:

        With respect to the stock options granted from inception through December 31, 2000, the Company recorded stock-based compensation of $11,671,647.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 11
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


9. STOCKHOLDERS' EQUITY (CONTINUED):

 (b) Stock compensation plans (continued):

  (iii) Stock-based compensation (continued):

        Pursuant to SFAS No. 123, the Company is required to disclose the pro-forma effects on net loss and net loss per share data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans. If this approach had been applied, the Company's net loss and net loss per share would have been as indicated below:



=============================================================================
                                                   Eight months
                          Year ended    Year ended        ended    Year ended
                        December 31,  December 31, December 31,     April 30,
                                2000          1999         1998          1998
-----------------------------------------------------------------------------

Net loss:
  As reported          $27,794,388    $5,687,468    $1,282,487     $1,714,136
  Proforma              43,301,838     7,680,247     1,342,505      1,891,150
=============================================================================
Basic and diluted net
 loss per share:
  As reported               $ 0.48        $ 0.15        $ 0.05         $ 0.08
  Proforma                    0.75          0.21          0.05           0.09
=============================================================================

     The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:



======================================================================
                                                    Options
                                               ---------------
                                        Interest
                                            rate      Term  Volatility
----------------------------------------------------------------------
Year ended December 31, 2000               6.55%     3 yrs         70%
Year ended December 31, 1999               5.88%     3 yrs         70%
Eight months ended December 31, 1998       5.42%     3 yrs         70%
Year ended April 30, 1998                  5.34%     3 yrs         70%
======================================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 12
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


9. STOCKHOLDERS' EQUITY (CONTINUED):

 (b) Stock compensation plans (continued):

  (iii) Stock-based compensation (continued):
        The weighted-average fair value of stock options granted for the year ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and the year ended April 30, 1998, are as follows:


==============================================================================================================

                                   Weighted average                                  Weighted average
                                    exercise price                                     fair value
                     ------------------------------------------         ---------------------------------------

                                             Eight                                              Eight
                        Year ended    months ended   Year ended          Year ended      months ended Year ended
                       December 31,   December 31,    April 30,          December 31,    December 31,  April 30,
                      --------------                                    --------------
                     2000        1999         1998         1998         2000       1999          1998       1998
================================================================================================================

Exercise price is
less than fair
value on
grant date         $    -      $ 1.30        $   -      $  0.50      $     -      $ 0.62      $    -      $ 0.22
Exercise price
exceeds fair
value on
grant date           5.55        1.40          0.24           -         4.12        0.79        0.16           -
----------------------------------------------------------------------------------------------------------------
Total options      $ 5.55      $ 1.38        $ 0.24      $ 0.50       $ 4.12      $ 0.77      $ 0.16      $ 0.22
================================================================================================================

 (c) Share purchase warrants:

     A summary of the Company's warrant activity for the year ended December 31, 2000 is as follows:


================================================================================================================
                                                 Outstanding                                         Outstanding
                                   Exercise     December 31,                                        December 31,
Expiry date                 price per share             1999       Granted     Exercised     Expired        2000
----------------------------------------------------------------------------------------------------------------

July 22, 2000             CDN          0.32          600,000             -      (600,000)          -           -
December 23, 2000         CDN          0.40          286,000             -      (110,000)   (176,000)          -
March 26, 2000/2001       U.S.  0.333/0.383          779,276             -      (581,394)          -     197,882
April 7, 2000/2001        CDN     0.55/0.63        2,700,000             -      (700,000)          -   2,000,000
September 14, 2000/2001	  U.S.    1.64/1.89        2,746,833             -    (1,329,579)          -   1,417,254
December 14, 2000/2001    U.S.    1.64/1.89                -     2,500,000             -    (598,729)  1,901,271
April 13, 2001/2002       U.S.  10.00/11.50                -       274,000             -           -     274,000
April 13, 2001/2002       U.S.    2.82/3.24                -       810,000             -           -     810,000
----------------------------------------------------------------------------------------------------------------
                                                   7,112,109     3,584,000    (3,919,702)   (176,000)  6,600,407
================================================================================================================


SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 13
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998




9. STOCKHOLDERS' EQUITY (CONTINUED):

 (c) Share purchase warrants (continued):

     The share purchase warrants issued in consideration for financing, outstanding at December 31, 2000 having an exercise price of U.S.$2.82 in the first year and U.S.$3.24 in the second year expiring April 13, 2001/2001 were repriced from U.S.$10.00 in the first year and U.S.$11.50 in the second year on September 7, 2000. The term of the re-priced warrants will be reduced to 30 days if, for ten consecutive days, the closing trading price of the company's shares exceeds either U.S.$2.82 in the first year, or U.S.$3.24 in the second year. The 30-day term commences seven days after the ten-day trading threshold has been met.

10.	Income taxes:

  Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

  The Company's deferred income tax assets are comprised of the following at December 31:



==========================================================================================
                                                                       2000           1999
------------------------------------------------------------------------------------------
Net deferred tax assets and liabilities:
  Net operating loss carryforwards                             $  10,553,386   $  4,905,941
  Share issue costs                                                 (186,442)       (88,039)
  Excess of amortization recorded for accounting over tax            695,703        391,321
-------------------------------------------------------------------------------------------

Total deferred tax assets                                         11,062,647      5,209,223
Valuation allowances                                             (11,062,647)    (5,209,223)
-------------------------------------------------------------------------------------------
Net deferred tax assets                                        $           -   $          -
===========================================================================================


  Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as non-operating losses and tax credit carryforwards.

  At December 31, 2000, management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.
  As of December 31, 2000, the Company had net operating losses of $13,468,489 available to offset taxable income earned in Canada to 2007 and $10,193,813 available to offset taxable income earned in the United States to 2015.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 14
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


11.  COMMITMENTS:


  The Company has obligations under operating lease arrangements which require the following minimum annual payments:

==================================================================
2001                                                  $    997,000
2002                                                       947,000
2003                                                       797,000
2004                                                       531,000
2005                                                       534,000
2006 and thereafter                                      2,850,000
------------------------------------------------------------------
                                                       $ 6,656,000
==================================================================


12.  FINANCIAL INSTRUMENTS:

 (a) Fair values of financial instruments:

     The Company's short-term financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, due from related parties, accounts payable and accrued liabilities. The fair value of these financial instruments approximate their carrying values due to their short term maturity.

     The fair value of the long-term receivables, calculated using the current market rate for such instruments of the same remaining maturity term and credit risk, approximate their carrying value.

 (b) Foreign currency risk:

     Foreign currency risk reflects the risk that the Company's net assets or operations will be negatively impacted due to fluctuations in exchange rates. Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency hedges in place.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 15
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


12. FINANCIAL INSTRUMENTS (CONTINUED):

 (c) Credit risk:

     Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions.

     The Company's customers are currently concentrated in the United States and Canada. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

13. SUBSEQUENT EVENTS:

  Subsequent to December 31, 2000, the Company issued, through a private placement, 5,229,752 common shares, for net proceeds of approximately $3,800,000. Additionally, the Company issued 5,229,752 share purchase warrants. The Company also issued brokers' warrants, permitting the holders to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company, for a period of three years, at a price of $1.00 per share.

14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION:

  The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters (in thousands):

  ==========================================================================================
                                                      Fiscal 2000 Quarter End
                                          --------------------------------------------------
                                          December 31   September 30    June 30     March 31
  ------------------------------------------------------------------------------------------

  Revenues                                        288            191         183           6
  Gross margin                                    255            164         109           -
  Net loss for the period                      (4,721)        (7,473)    (12,983)     (2,617)
  Net loss per share                            (0.08)         (0.13)      (0.22)      (0.05)

  ==========================================================================================
                                                      Fiscal 1999 Quarter End
                                          --------------------------------------------------
                                          December 31   September 30    June 30     March 31
  ------------------------------------------------------------------------------------------

  Revenues                                          9              -         (21)         46
  Gross margin                                      -              -          (1)          1
  Net loss for the period                      (2,737)        (1,731)     (1,091)       (488)
  Net loss per share                            (0.08)         (0.03)      (0.02)      (0.02)

  ==========================================================================================
