Form 10-K/A
period 2000-12-31
SIDEWARE SYSTEMS INC
filed 2001-05-08
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this amendment is to amend the following items of our Annual Report on Form 10-K for the period ended December 31, 2000: Item 1 - Business, Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, Item 8 - Financial Statements and Supplementary Data, Item 11 - Executive Compensation, and Item 13 - Certain Relationships and Related Transactions.

This report continues to speak as of March 22, 2001, the date of our original Form 10-K for the year ended December 31, 2000. Any items not changed in this amendment shall be as set forth in our Original Form 10-K dated March 22, 2001.

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

     THE SIDEWARE STRATEGY

The Internet has evolved rapidly from and information source to a new platform for commerce. High quality customer service may be even more important on the Internet than it is in the physical world. Whether to ask about product features, or to check the status of an order, online customers have traditional service needs. Companies that do not meet those needs are only a click away from competitors who will. We believe that successful customer service systems will have to blend, and to exploit the different advantages of, multiple channels of customer communications.

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

The following table sets forth trading information for the quarters indicated. Figures quoted for the third quarter of 1999 and all previous periods are in Canadian dollars and are based on data from the Canadian Venture Exchange. Figures quoted for the fourth quarter of 1999 and all subsequent periods are in United States dollars and are based on data from the Canadian
Venture Exchange, the Toronto Stock Exchange, and the OTC Bulletin
Board.

Figures stated for the Canadian Venture Exchange and the Toronto Stock Exchange represent high and low trading prices. Figures stated for the OTC-Bulletin Board represent high and low bids. Figures stated for the OTC-Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commision, and may not represent actual transactions.



                                        CVE/TSE         CVE/TSE         OTC-BB          OTC-BB
                                        High            Low             High            Low
                                        ($/C$)          ($/C$)          ($)             ($)

2000
Fourth Quarter                          $2.40           $0.44           $2.25            $0.44
Third Quarter                           $4.25           $1.92           $4.00            $1.91
Second Quarter                          $10.35          $3.30           $10.19           $3.28
First Quarter                           $25.50          $7.05           $24.88           $7.06


1999

Fourth Quarter                          $10.15          $1.48           $12.85           $1.38
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

(1) On January 21, 2000, we issued 2,500,000 units at a price of $1.64 per unit to 18 purchasers. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of two years at a price of $1.64 in the first year or $1.89 in the second year. We paid a commission of $397,782 to BC Financial Services Inc. in connection with the private placement. The purchasers of the units included the following directors and executive officers:

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

The units were issued to accredited investors pursuant to Rule 506 of Regulation D to the Securities Act. Three of the purchasers were resident outside the United States. We began negotiations with purchasers in this private placement in November 1999. This private placement closed January 21, 2000.

(2) On April 13, 2000 we issued 1,084,000 units at a price of $10.00 per unit to 36 purchasers. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of two years at a price of $10.00 in the first year or $11.50 in the second year. We paid a commissions totalling $442,900 to the following parties:

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

The units were issued to accredited investors pursuant to Rule 506 of Regulation D to the Securities Act. Eight of the purchasers were resident outside the United States. We began negotiations with purchasers in this private placement in January 2000. This private placement closed April 13, 2000.

(3) On February 22, 2001 we issued 3,667,252 units at a price of $0.76 per unit and 1,562,500 units at a price of $0.80 per unit. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of three years at a price of $1.00. We paid commissions totalling $282,253 to H.C. Wainwright & Co., Inc. for acting as placement agent in the private placement. In addition, we issued to H.C. Wainwright warrants to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. The brokers' warrants, and any share purchase warrants issued under them, expire February 22, 2004. The purchasers of the units included the following directors and executive officers:

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

The units were issued to accredited investors pursuant to Rule 506 of Regulation D to the Securities Act. Eight of the purchasers were resident outside the United States. We began negotiations with purchasers in this private placement in December 2000. This private placement closed February 22, 2001.

(4) In addition to the foregoing, we have issued shares pursuant to stock options and share purchase warrants. The number of shares issued is set out in our financial statements and elsewhere in this Form 10-K.

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

Supplementary financial data showing revenues, gross margin, net loss and net loss per share on a quarterly basis during our two most recent fiscal years is contained in Note 15 to the audited consolidated financial statements appended to this annual report.

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

We have also entered into a Change of Control Severance Agreement with Mr. Friedlander, entitling Mr. Friedlander to receive up to two years salary and bonus payments if we terminate his employment following a change in control of the company. Mr. Friedlander holds options to purchase 2,500,000 shares.

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

We have entered into a Change of Control Severance Agreement with Mr. Bardhan, entitling Mr. Bardhan to receive up to two years salary and bonus payments if we terminate his employment following a change in control of the company. Mr. Bardhan holds options to purchase
1,500,000 shares.

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

We have entered into a Change of Control Severance Agreement with Mr. Walchli, entitling Mr. Walchli to receive up to two years salary and bonus payments if we terminate his employment following a change in control of the company. Mr. Walchli also holds options to purchase 800,000 shares.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We did not have a compensation committee during the year ended December 31, 2000. The following officers and employees participated in deliberations concerning executive officer compensation during the year ended December 31, 2000: Grant Sutherland, Chairman, James Speros, Director, President of Sideware Corp., and Chief Executive Officer (from October 15,
2000), Owen Jones, Director (to November 30, 2000), and Chief Executive Officer (to October 15, 2000), Scott Friedlander, Executive Vice President and General Manager of US Operations, Rahul Bardhan, Chief Technical Officer, Stewart Walchli, Chief Financial Officer, and Paul Hildebrand, Secretary. Grant Sutherland, Owen Jones, and James Speros were directors of BrainTech, Inc. during the year ended December 31, 2000, and were involved in determining executive officer compensation for BrainTech, Inc. Otherwise, no executive officer of the Company
served as a director or member of the   compensation committee of
any other entity (or performed similar functions as a director of any other entity), one of whose executive officers served as a director of the Company or participated in making compensation decisions for the Company.


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

PURCHASE OF COMPUTER EQUIPMENT

We purchase computer equipment for BrainTech, Inc. and Techwest
Management Inc., owing to favorable equipment pricing available to us.
Our current policy is to pass that equipment on at cost to BrainTech, Inc. and Techwest Management Inc. Hardware sales to BrainTech and Techwest totaled $81,945 during the fiscal year ended December 31, 2000, $30,856 during the fiscal year ended December 31, 1999, and $85,524 during the eight month period ended December 31, 1998.

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

                           SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 7, 2001                    Sideware Systems Inc.

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

On January 26, 2001, except for note 10(b) and 13 which are as of February 22, 2001, we reported separately to the stockholders of the Company on consolidated financial statements for the same period prepared in accordance with Canadian generally accepted accounting statements.

(signed)  "KPMG LLP"

Chartered Accountants

Vancouver, Canada

January 26, 2001, except for note 10(b) and note 13
 which are as of February 22, 2001

SIDEWARE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

December 31, 2000 and 1999


============================================================================
                                                        2000            1999
----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                      $   949,999    $  5,929,801
  Short-term investments (note 7)	           5,982,588	           -
  Accounts receivable (note 4):
    Trade, less allowance for
      doubtful accounts of $142,047
      (1999 - nil)                                   467,783               -
    Other                                            126,842         123,297
  Due from related parties (note 5)                   29,859               -
  Current portion of long-term
    receivables (note 8)                               6,849          14,041
  Inventory                                           46,829          73,895
  Prepaid expenses                                   549,639         243,044
  --------------------------------------------------------------------------
                                                   8,160,388       6,384,078

Deposit on lease                                     129,926          20,212
Long-term receivables (note 8)                       105,587         108,655
Deferred finance charges (note 8)                     95,583         100,763
Fixed assets (note 9)                              1,967,818         923,536
----------------------------------------------------------------------------
                                                $ 10,459,302    $  7,537,244
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities      $  1,246,683    $    623,636
  Due to related parties (note 5)                          -          39,340
  Deferred revenue                                   168,661               -
  --------------------------------------------------------------------------
                                                   1,415,344         662,976

Stockholders' equity:
  Common stock (note 10):
    Authorized:  199,949,375 common shares,
      no par value
    Issued and outstanding:  60,886,415
      (1999 - 51,769,238)	                  40,660,382      21,414,477
  Additional paid-in capital                      12,146,732         315,500
  Deferred stock-based compensation                 (460,895)              -
  Accumulated other comprehensive income            (503,685)        148,479
  Deficit                                        (42,798,576)    (15,004,188)
  --------------------------------------------------------------------------
                                                   9,043,958       6,874,268
----------------------------------------------------------------------------
                                               $  10,459,302    $  7,537,244
============================================================================

Future operations (note 1)
Commitments (note 12)
Subsequent events (notes 10(a), 10(b) and 14)

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


=================================================================================================
                                                                        Eight
                                                                     months ended      Year ended
                                         Year ended December 31,      December 31,      April 30,
                                         -----------------------
                                              2000          1999              1998           1998
-------------------------------------------------------------------------------------------------

Revenue:
  Licenses                             $   461,962   $         -   $        19,458   $      19,054
  Services                                  96,217             -                 -               -
  Hardware and software resales             27,504         2,533                 -               -
  Hardware resales to related
   parties (note 5(a))                      81,945        30,856            85,524               -
  ------------------------------------------------------------------------------------------------
                                           667,628        33,389           104,982          19,054

Cost of revenues:
  Licenses                                   1,532             -            13,476          12,933
  Services                                  28,843             -                 -               -
  Hardware and software resales	            27,504         2,044                 -               -
  Hardware resales to related
    parties (note 5(a))                     81,945        30,856            79,510               -
  ------------------------------------------------------------------------------------------------
                                           139,824        32,900            92,986          12,933
--------------------------------------------------------------------------------------------------
Gross margin                               527,804           489            11,996           6,121

Operating expenses:
  Sales and marketing (including
    stock-based compensation of
    $5,767,155, $124,479, $13,231,
    and nil)                             16,807,001     2,281,827           491,287         392,367
  Research and development (including
    stock-based compensation of
    $1,131,887, $55,508, $12,349,
    and nil)                              4,526,397     1,490,352           349,434         434,246
  General and administrative (including
    stock-based compensation of
    $4,471,295, $91,921, $3,822,
    and nil)                              7,533,958     1,978,298           481,399         895,705
  -------------------------------------------------------------------------------------------------
                                         28,867,356     5,750,477         1,322,120       1,722,318
---------------------------------------------------------------------------------------------------
Operating loss                          (28,339,552)   (5,749,988)       (1,310,124)     (1,716,197)

Non-operating:
  Interest income                           550,533        98,493            27,637          19,847
  Write-off of fixed assets                       -       (35,973)                -               -
  Proceeds on settlement of legal
    claim (note 6)                          147,651             -                 -               -
  Value assigned to shares issued
    in satisfaction of a legal
    claim (note 6)	                   (153,020)            -                 -         (17,786)
  -------------------------------------------------------------------------------------------------
                                            545,164        62,520            27,637           2,061
---------------------------------------------------------------------------------------------------

Net loss                                (27,794,388)   (5,687,468)       (1,282,487)     (1,714,136)

Other comprehensive income (loss):
  Net unrealized holding gain on
  short-term investments (note 7)	    136,550             -                 -               -
Foreign currency translation
  adjustments                              (788,714)      265,859          (100,935)        (33,889)
  -------------------------------------------------------------------------------------------------
                                           (652,164)      265,859          (100,935)        (33,889)

Comprehensive loss                    $ (28,446,552) $ (5,421,609)    $  (1,383,422)  $  (1,748,025)
====================================================================================================
Basic and diluted loss per share:
  Net loss                            $       (0.48) $      (0.15)    $       (0.05)  $       (0.08)
  Weighted average shares used in
  computing net loss per share,
  basic and diluted                       58,078,005   37,391,211        25,878,357       20,400,346
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

   Depending on the Company's ability to develop sales and related cash flows, the Company may need to raise additional capital through public or private financings which may not be available on reasonable terms. Subsequent to year-end, the Company secured private financing with net proceeds of approximately $3,800,000 (note 14). The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 (l) Revenue recognition:

     SOP 97-2, "Software Revenue Recognition", as amended, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor and in the case of the Company the evidence is based on a published price list for sale of separate maintenance contracts and actual sales of separate maintenance contracts. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

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

     All performance escrow shares as disclosed in note 10(a) are excluded from the calculation.

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

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The movements in the allowance for doubtful accounts for 2000 and 1999 are set out below:


=============================================================================
                                                           2000          1999
-----------------------------------------------------------------------------
Balance as at January 1                             $          -  $         -
Expense for the year                                     142,047            -
-----------------------------------------------------------------------------
Balance as at December 31                           $    142,047  $         -
=============================================================================


5.  RELATED PARTY TRANSACTIONS:

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

5.  RELATED PARTY TRANSACTIONS (CONTINUED):

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

6. SETTLEMENT OF LEGAL CLAIM:

   During the year ended December 31, 2000, the Company settled its outstanding legal disputes with former management. The Company made a cash payment of $20,135 and issued 80,000 shares to opposing parties. The Company also received cash payments totaling $167,786 from opposing parties.

7. SHORT-TERM INVESTMENTS:

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

9.	Fixed assets:

===========================================================
                                         2000          1999
-----------------------------------------------------------
Furniture and fixtures             $  710,518    $  336,234
Computer equipment                  1,553,279       696,195
Trade show assets                     150,193        85,928
Computer software                     289,881        93,592
Leasehold improvements                843,452       626,319
-----------------------------------------------------------
                                    3,547,323     1,838,268
Less accumulated amortization      (1,579,505)     (914,732)
-----------------------------------------------------------
Net book value                     $1,967,818    $  923,536
===========================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 9
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998

10. STOCKHOLDERS' EQUITY:

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

 (b) Stock compensation plans:

     Effective February 8, 2000, the Company adopted its 2000 Stock Option Plan ("the 2000 Plan"), which reserved 7,000,000 shares for issuance pursuant to stock options to be granted to directors, officers, employees, and consultants. The
     Company's Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 Plan, subject to the requirements of any stock exchange on which the Company's shares are listed. In January 2000, 2,000,000 options were granted under individual agreements and 6,860,000 options were granted under the 2000 plan as follows: effective April 20, 2000, the Company granted 4,912,000 options at $5.10 per share and effective August 30, 2000, the Company granted a further 1,948,000 options at $2.25 per share pursuant to the 2000 Plan.

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

10.  STOCKHOLDERS' EQUITY (CONTINUED):

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

10. STOCKHOLDERS' EQUITY (CONTINUED):

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

10. STOCKHOLDERS' EQUITY (CONTINUED):

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

10. STOCKHOLDERS' EQUITY (CONTINUED):

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
================================================================================================================

Exercise price is
less than market
value on
grant date         $    -      $ 1.30        $   -      $  0.50      $     -      $ 0.62      $    -      $ 0.22
Exercise price
exceeds market
value on
grant date           5.55        1.40          0.24           -         4.12        0.79        0.16           -
----------------------------------------------------------------------------------------------------------------
Total options      $ 5.55      $ 1.38        $ 0.24      $ 0.50       $ 4.12      $ 0.77      $ 0.16      $ 0.22
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

10. STOCKHOLDERS' EQUITY (CONTINUED):

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

11.	Income taxes:

  Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

  The Company's deferred income tax assets are comprised of the following at December 31:



==========================================================================================
                                                                       2000           1999
------------------------------------------------------------------------------------------
Net deferred tax assets and liabilities:
  Net operating loss carryforwards                             $  10,553,386   $  4,905,941
  Share issue costs                                                 (186,442)       (88,039)
  Excess of amortization recorded for accounting over tax            695,703        391,321
-------------------------------------------------------------------------------------------

Total deferred tax assets                                         11,062,647      5,209,223
Valuation allowances                                             (11,062,647)    (5,209,223)
-------------------------------------------------------------------------------------------
Net deferred tax assets                                        $           -   $          -
===========================================================================================


  The movement in the valuation allowance for deferred tax assets in 2000 and 1999 are as follows:


=============================================================================
                                                           2000          1999
-----------------------------------------------------------------------------
Balance as at January 1                             $  5,209,223  $         -
Increase in operating losses                           5,647,445    4,905,941
Increase in share issue costs                            (98,403)     (88,039)
Increase in amortization recorded in accounting
  over tax                                               304,382      391,321
-----------------------------------------------------------------------------
Balance as at December 31                           $ 11,062,647  $ 5,209,223
=============================================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 15
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998

11.   INCOME TAXES (CONTINUED):

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

12.  COMMITMENTS:


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


13.  FINANCIAL INSTRUMENTS:

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

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 16
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998

13. FINANCIAL INSTRUMENTS (CONTINUED):

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

14. SUBSEQUENT EVENTS:

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

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 17
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998

15.  UNAUDITED QUARTERLY FINANCIAL INFORMATION:

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
