Form 10-Q
period 2001-03-31
SIDEWARE SYSTEMS INC
filed 2001-05-14
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         FORM 10-Q


 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period ended March 31, 2001



      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from


                    SIDEWARE SYSTEMS INC.
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

     Yes  x                                         No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
66,116,167 common shares without par value as at May 12, 2001.

               Index to Exhibits on Page 9

                    Sideware Systems Inc.
                          Form 10-Q
                      TABLE OF CONTENTS

                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements                                   1

Item 2.	Management's Discussion and
        Analysis or Plan of Operation                          1

Item 3.	Qualitative and Quantitative
	Disclosure about Market Risk                           8

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                      9

Item 2.	Changes in Securities and Use of Proceeds              9

Item 3.	Defaults upon Senior Securities                        9

Item 4.	Submission of Matters to a Vote of
	Securities Holders                                     9

Item 5.	Other Matters                                          9

Item 6.	Exhibits and Reports on Form 8-K                       9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated
Financial Statements and are set forth herein.

(i) Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited);

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2000 and 2001;

(iii)Condensed Consolidated Statements of Stockholders' Deficit for the three month period ended March 31, 2001;

(iv) Condensed Consolidated Statements (unaudited) of Cash Flows for the three month periods ended March 31, 2000 and 2001; and

(v)  Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THE THREE
MONTH PERIOD ENDED MARCH 31, 2000

During the three month period ended March 31, 2001 we recognized revenue of $95,891, consisting of:

- $27,000 in license revenue from sales of our software products;
- $35,507 for services rendered in installing and maintenance of our software products; and
-    $33,384 in hardware and software re-sales.

Of the $33,384 in hardware and software re-sales, approximately
$31,000 came from sales to related parties.

In addition, we have recorded $108,062 in deferred revenue as at March 31, 2001. Our deferred revenue consists of payments we have received, and accounts receivable we have recorded, on account of:

-    future maintenance obligations; and

- software product sales which were not sufficiently completed by March 31, 2001 to comply with our revenue recognition policy.

We expect to continue completing our obligations in these transactions, so that the deferred revenue can be recognized as revenue in future periods.

Cost of revenues for the three month period ended March 31, 2001 was $36,414. Cost of revenues allocated to hardware and software re-sales was $33,384, of which approximately $31,000 resulted from sales to related parties. Our sales to related parties are made at cost. Our re-sales of hardware and software to arm's length parties are generally included in sales of software products. Our current practice is to allocate:

- an amount equal to the cost of hardware or software sold as revenue attributed to the re-sale of hardware and software;
     and
- the balance of the revenue from any sale to license revenue or services.

Cost of revenues allocated to services and license revenue were, respectively, $2,830 and $200.

We did not realize any revenue from sales of software during the three month period ended March 31, 2000. Revenue from hardware and software re-sales was $8,806, all of which came from sales to related parties. Cost of revenues was also $8,806, in accordance with our policy re-selling hardware and software to related parties at cost.

Interest income increased from $91,792 for the three month period ended March 31, 2000 to $198,496 for the three month period ended September 30, 2000. Interest income reported for the three month period ended March 31, 2001 includes a net realized holding gain on short term investments of $136,550. Net of the realized holding gain, interest income decreased by $29,846 as a result of lower average cash balances during the three month period ended March
31, 2001.

Owing to the increase in our work force and the opening of additional offices in the United States during 2000, cash expenditures increased in virtually all categories from the three month period ended March 31, 2000 compared to the three month period ended March 31, 2001. These increases were offset by higher stock-based compensation expenses during the three month period ended March
31, 2000.

We incur stock-based compensation expenses when we grant stock options to employees having exercise prices below the prevailing market prices for our shares, or to consultants based on the fair value of the options as the services are performed and the options earned. Total stock-based compensation expenses decreased from $4,587,942 for the three month period ended March 31, 2000 to $265,149 for the three month period ended March 31, 2001. Most of our stock-based compensation expense for the three month period ended March 31, 2000 arose from the grant of 1,000,000 stock options on January 21, 2000. That grant occurred in the following circumstances:

-    Under regulations of the Canadian Venture Exchange
     ("CDNX"), where our shares were then trading, the minimum price for stock options was based on the average closing price for our shares during the 10 trading days preceding the grant of stock options.
- We granted options to purchase 1,000,000 shares at $11.08 on January 21, 2000. In accordance with CDNX regulations, the $11.08 exercise price was based on the average closing price of our shares during the 10 trading days preceding January 21, 2000.
- The closing price for our shares on January 21, 2000 was $19.00. We used this price in calculating the stock-based expense arising from this transaction. The total stock-based expense from this transaction was equal to $6,980,000, of which we recognized $4,345,525 during the three month period ended March 31, 2000.
- The stock options granted on January 21, 2000 were subject to approval of the CDNX, and could not be exercised before that approval was obtained. We received CDNX approval on February 23, 2000. The closing price for our shares on that date was $10.00.
- None of the options granted January 21, 2000 have been exercised.

Inclusive of stock-based compensation expenses, sales and marketing expenses decreased from $2,676,052 for the three month period ended March 31, 2000 to $2,479,085 for the three month period ended March 31, 2001. These amounts include stock-based
compensation of $1,234,618 and $136,767, respectively.   Net of
stock-based compensation, sales and marketing expenses increased from $1,441,434 to $2,342,318. The principal factors which contributed to this increase included the following:

- Salaries and benefits allocated to sales and marketing increased from $626,657 to $1,535,514. During 2000 we hired approximately 65 new sales and marketing employees.
- Advertising, tradeshows, and other direct marketing expenses decreased from approximately $372,000 to approximately
     $181,000. During the three month period ended March 31, 2000 we incurred higher expenses in preparing marketing materials and obtaining marketing studies.
- Facility costs increased from $79,100 to $204,926, due principally to expansion of our North Vancouver facility and to costs associated with our new head office in Reston.
- Amortization charges allocated to sales and marketing increased from $5,177 to $101,257.

Total research and development expenses increased from $529,325 for the three month period ended March 31, 2000 to $1,092,665 for the three month period ended March 31, 2001. These amounts include stock-based compensation of $30,722 and $87,146,
respectively.   Net of stock-based compensation, research and
development expenses increased from $498,603 to $1,005,519. The principal factors which contributed to this increase included the following:

- Salaries and benefits allocated to research and development increased from $393,870 to $774,068. During 2000 we hired approximately 25 new research and development employees.
- Amortization charges allocated to research and development increased from $42,679 to $73,321.
- Travel costs allocated to research and development increased from $0 to $35,885, principally as a result of travel by our research and development personnel between our Reston and North Vancouver offices.
- Facility costs allocated to research and development increased from $30,226 to $87,708.

Total general and administrative expenses decreased from $4,171,324 for the three month period ended March 31, 2000 to $1,528,701 for the three month period ended March 31, 2001.
These amounts include stock-based compensation of $3,322,602 and
$41,236, respectively.   Net of stock-based compensation, general
and administrative expenses increased from $848,722 to $1,487,465. The principal factors which contributed to this increase included the following:

- Salaries and benefits allocated to general and administrative expenses increased from $252,429 to $312,083. During 2000 we hired approximately 10 new administrative employees.
-    Professional services decreased from $287,426 to $98,414.
     During the three month period ended March 31, 2000 we incurred additional professional expenses relating to our financing activities, to the establishment of our offshore subsidiaries, and to costs incurred in hiring additional personnel.
-    Recruiting expenses increased from $7,448 to $58,322.
- We recorded a bad debt expense of $86,420 for the three month period ended March 31, 2001. There was no similar expense for the three month period ended March 31, 2000.
- During the three month period ended March 31, 2001 we recognized a foreign exchange loss of $681,168, compared with $136,262 for the three month period ended March 31, 2000. Our foreign exchange losses result principally from the translation of financial transactions recorded in Canadian dollars into our functional and reporting currency of United States dollars for financial reporting purposes.

     BOARD OF DIRECTORS

Since January 1, 2001 three new directors have been appointed to the Sideware Board of Directors.

JACK KEMP. Mr. Kemp is a co-founder of Empower America, an organization devoted to ensuring that government actions foster growth, economic well-being, freedom, and individual responsibility. In 1996, Mr. Kemp was the Vice-Presidential candidate for the Republican Party. Prior to founding Empower America, Mr. Kemp served for four years as U.S. Secretary of Housing and Urban Development, and for 18 years in the U.S. House of Representatives. Mr. Kemp also serves as a director of Oracle Corp., Hawk Corporation, Proxicom, Inc., and Speedway Motorsports Inc.

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

KENNETH THORNTON.   Mr. Thornton was previously employed by IBM,
as General Manager of IBM's Public Sector. In this role, he led IBM's government, education, healthcare and pharmaceuticals business operations worldwide. Previously, he served as the vice president and general manager of IBM's Mid-Atlantic Area, where he was responsible for leading IBM's marketing and services operations in the Mid-Atlantic states. Prior positions with IBM include Industry Director of the Public Sector, Regional Manager of the Atlantic Region, Director of Federal Marketing Operations and Sales Branch Manager. Mr. Thornton has been a member of the Internet2 Executive Council, a part of IBM's Worldwide Management Council, and a member of IBM's Corporate Technology Council.

     REDUCTION IN PERSONNEL

During March and April 2001, we implemented a substantial reduction in our work force. We have terminated approximately 50 employees.

We are also transferring our research and development operations from North Vancouver, British Columbia to our head office in Reston, Virginia. We have 14 development personnel working in North Vancouver on a transitional basis, to complete some of the development work in progress, and to assist in transferring development work to Reston personnel. We are in the process of hiring development personnel in Reston, and we expect to complete the transition of our development work to Reston by the end of June 2001. We expect that the transfer will reduce rent and travel costs, and provide efficiencies by having our senior technical staff and development team in one location. We are also reducing sales, marketing, general and administrative expenditures, and closing several remote sales offices.

On completion of the reduction in our work force and the transfer of our development work to Reston, our workforce will total approximately 75 employees, consisting of approximately:

-    28 development personnel;
-    32 sales and marketing personnel; and
-    15 general and administrative personnel.

Costs associated with this restructuring activity will be recorded in the quarter ended June 30, 2001 or as determinable thereafter.

     LIQUIDITY AND CAPITAL RESOURCES - PLAN OF OPERATION

As at April 30, 2001 our cash resources total approximately $5 million.

As a result of the cost saving measures described above, we expect to reduce our operating costs. We estimate that our average monthly expenditures for the remainder of 2001 will be approximately $850,000 per month. We expect our principal expenditures to be approximately as follows:

     salaries and benefits      -     $600,000 per month
     discretionary marketing    -     $65,000 per month
     general and administrative -     $85,000 per month

Monthly expenditures for the remainder of the second quarter will be slightly higher, owing to termination and transitional expenses. By the end of the second quarter of 2001, we expect that our monthly cash expenditures will be approximately $800,000 per month, representing a reduction of approximately 33% from the first quarter of 2001.

Based on the foregoing, we believe that our present cash resources will be sufficient to pay ongoing cash operating expenses until approximately the end of October 2001.

We are reducing our discretionary marketing expenses, as our previous marketing programs did not produce substantial sales. We are also reducing our sales force, but plan to retain approximately 32 sales and marketing personnel for the immediate future. We believe that if our products begin to gain market acceptance, our remaining sales force will be large enough to support a sales program.

To continue as a going concern, we will either have to raise additional capital or begin to generate substantial sales revenue. If we cannot do either by the end of the third quarter of 2001, we face a risk that our business will fail. If it appears that we will be unable either to raise capital or generate sales, we may try to reduce costs further by ceasing efforts to sell our current products. That course of action would involve focusing our remaining resources on product development, to develop products with substantially different or enhanced features. However, we have no assurance that such development work would lead to more successful products, that we would be able to complete the development of those products, or that we would be able to raise the funds necessary to market those products, once completed.

     PRIVATE PLACEMENT

On February 22, 2001 we completed a private placement of 5,229,752 units. We issued 3,667,252 units at a price of $0.76 per unit and 1,562,500 units at a price of $0.80 per unit. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share for a period of three years at a price of $1.00. We paid commissions totalling $282,253 to H.C. Wainwright & Co., Inc. for acting as placement agent in the private placement. In addition, we issued to H.C. Wainwright warrants to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. The brokers' warrants, and any share purchase warrants issued under them, expire February 22, 2004. The purchasers of the units included the following directors and executive officers:

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

    PRODUCT DEVELOPMENT

Our next planned product release is the Sideware Enterprise Interaction Suite 4.0, which we expect to release during the final two weeks of June 2001. Version 4.0 will include two new components, Sideware Assist and Sideware Wireless.

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

Sideware Assist will utilize the Relationship Modeling Engine of
Banter, Inc. to perform natural language processing and artificial intelligence functions. Banter, Inc. is a software development company headquartered in San Francisco, California.

Sideware Wireless will include software that interfaces with browsers used by wireless devices, such as cellular phones or palm pilots. Wireless will thus permit customers using those devices to interact with companies using Sideware Collaboration.

The e-mail management component of the Enterprise Interaction
Suite 4.0 will consist of the "Reply" program of Banter, Inc.
We expect that additional development work will be required, following the release of version 4.0 of the Enterprise Interaction Suite, to integrate the Reply program into the common queue created by Sideware Telephony. We expect to complete that additional development work by the end of August, 2001.

We have entered into a reseller agreement with Banter, Inc., pursuant to which we are authorized to distribute both the Relationship Modeling Engine and the Reply program of Banter, Inc. The reseller agreement specifies royalty rates, depending on volume, which we must pay to Banter, Inc. on sales of Reply and the Relationship Modeling Engine. The term of the agreement is to March 31, 2002.

We previously intended to include Sideware VoIP in version 4.0 of the Enterprise Interaction Suite. Sideware VoIP was intended to provide Voice over Internet capability, permitting users to send voice messages over the Internet to CSRs. We planned to incorporate the technology of Lipstream Networks into Sideware VoIP. On May 1, 2001, Lipstream Networks announced that it was ceasing operation due to financial difficulties. As a result, development of Sideware VoIP will be delayed. We have not yet prepared a new development schedule for Sideware VoIP.

Our development plans may change, depending on our technical and financial capabilities, and our assessment of the demands of the marketplace. There can be no assurance that our development work will produce commercially viable products, or that we will be able to license the third party technology we require on commercially acceptable terms.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
RISK

As at March 31, 2001 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this prospectus. The fair value of all financial instruments at March 31, 2001 is not materially different from their carrying value.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As at the date of this Form 10-Q we are not involved in any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the three month period ended March 31, 2001 we did not submit any matters to a vote of security holders.

ITEM 5.	OTHER MATTERS

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

During the three month period ended March 31, 2001, we filed three reports on Form 8-K.

On January 30, 2001 we filed a report on Form 8-K stating that we had granted 5,830,500 stock options.

On February 16, 2001 we filed a report on Form 8-K stating that John Shoemaker and Jack Kemp had joined our board of directors, and that we had granted a further 798,000 stock options.

On March 9, 2001 we filed a report on Form 8-K stating that we had completed the private placement described above.


INDEX TO EXHIBITS

Number   Exhibit

3.1(1)   Memorandum of Incorporation dated March 30, 1983
3.2(1)   Articles of Incorporation dated March 30, 1983
3.3(1)   Special Resolution dated January 12, 1984

3.4(1)   Special Resolution dated June 15, 1989
3.5(1)   Special Resolution dated September 27, 1990
3.6(1)   Special Resolution dated December 18, 1996
3.7(1)   Articles of Incorporation
3.8(1)   Special Resolution dated January 29, 1998
3.9(5)   Special Resolution dated June 28, 2000
4.1(1)   Escrow Agreement dated June, 1996
4.2(4)   2000 Stock Option Plan
4.3(4)   Amended 2000 Stock Option Plan
4.4(6)   Stock Option Plan (2001)
10.1(1)  Operating Agreement between the Company and
         BrainTech, Inc., dated October 18, 1996
10.2(2)  Software Development and License Agreement dated
         September 20, 1999 between the Company and
         BrainTech, Inc.
10.3(2)  Software Development License Agreement between
         the Company and Sideware International SRL
         effective August 27, 1999
10.4(2)  Research and Development Cost Sharing Agreement
         between the Company and Sideware International
         SRL effective August 27, 1999
10.5(2)  Distribution and Sales Agreement between the
         Company and Sideware Corp. effective January 1,
         1999
10.6(1)  Assignment of Lease and Modification of Lease
         Agreement dated August 17, 1998 between HOOPP
         Realty Inc., Techwest Management Inc., Sideware
         Systems Inc., and BrainTech, Inc.
10.7(1)  Lease Agreement dated January 25, 1999 between
         Sideware Corp. and Elden Investments, LLC with
         Addendum dated February 8, 1999
10.8(2) Agreement between the Company and IBM for participation in the Enterprise Growth
         Opportunity program
10.9(2) Reseller agreement between the Company and Enterprise Soft
10.10(2) Software license agreement between the Company
         and ICEsoft AS
10.11(2) Lease effective as of July 1, 1999 between the Company, Techwest Management Ltd., BrainTech,
         Inc. and Pacific Centre Leaseholds Ltd.
10.12(2) Assignment Agreement effective as of July 1,
         1999 between the Company, Techwest Management
         Ltd., BrainTech, Inc., and SJM Management Ltd.
10.13(2) Cost Sharing and Allocation Agreement dated
         October 29, 1999 between the Company and
         BrainTech, Inc.
10.14(2) Agreement between the Company and Advanced
         Contact Solutions Inc.
10.15(2) Contract Agreement No. SDW001 between the
         Company and Science Applications International
         Corp.
10.16(2) IBM International Independent Software Vendor
         Agreement
10.17(2) Distribution and Sales Agreement between
         Sideware Corp. and Sideware International SRL
10.18(3) Lease Agreement dated March 6, 2000 between
         Sideware Corp. and

         Reston L.L.C.
10.19(3) Lease Agreement between Sideware Corp. and
         Sanctuary Park Realty Holding Company
10.20(3) Sub-Lease Agreement dated January 15, 2000 between San Jose State University Foundation and
         Sideware Systems Inc.
10.21(3) Lease Agreement dated February 24, 2000 between
         CEO Suites, Inc. and Sideware Corp.
10.22(6) Change of Control Severance Agreement with Rahul
         Badhan
10.23(6) Change of Control Severance Agreement with Scott
         Friedlander
10.24(6) Change of Control Severance Agreement with
         Stewart Walchli
10.25(6) ASP Software Products Distribution and License
         Agreement dated January 21, 2001 between
         Sideware International SRL and Sideware Corp.
10.26(6) End User Software Products Distribution and
         License Agreement dated January 21, 2001 between
         Sideware International SRL and Sideware Corp.
10.27(6) Assignment of Lease
11.1     Computation of net loss per share

(1) Exhibit already on file - exhibit to our Form20-F registration statement filed in May 1999.
(2) Exhibit already on file - exhibit to our Form F-1 registration statement 333-90893 filed in December 1999.
(3) Exhibit already on file - exhibit to our Form 20-F annual report covering the year ended December 31, 1999.
(4) Exhibit already on file - exhibit to our Form F-3 registration statement no. 333-34984 filed in April 2000.
(5) Exhibit already on file - exhibit to our Form 10-Q filed in October 2000.
(6) Exhibit already on file - exhibit to our Form 10-K filed in March 2001.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of
1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 11, 2001                     Sideware Systems Inc.


                                        "Grant Sutherland"


                                        W. Grant Sutherland
                                        Director
                                        Chairman of the Board of
                                        Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

  Signature                Title                    Date

                     Chief Financial Officer
"Stewart Walchli"    (Principal Financial and     May 11, 2001
-------------------- Accounting Officer)
Stewart F. Walchli

                     Consolidated Financial Statements
                     (Expressed in United States dollars)

                     SIDEWARE  SYSTEMS  INC.
                     (Prepared in accordance with generally accepted accounting principles in the United States)

                     Three months ended March 31, 2001 and 2000
                     (Unaudited)

SIDEWARE SYSTEMS INC.
Condensed Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)



============================================================================
                                                   March 31,    December 31,
                                                        2001            2000
----------------------------------------------------------------------------
                                                  (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                      $  6,303,046   $    949,999
  Short-term investments                                    -      5,982,588
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $6,153
      (December 31, 2000 - $142,047)                  318,578        467,783
    Other                                              76,336        126,842
  Due from related parties                             67,581         29,859
  Current portion of long-term
    receivables                                         6,670          6,849
  Inventory                                            33,261         46,829
  Prepaid expenses                                    434,619        549,639
  --------------------------------------------------------------------------
                                                   7,240,091       8,160,388

Deposit on lease                                     128,200         129,926
Long-term receivables                                 98,727         105,587
Deferred finance charges                              90,615          95,583
Fixed assets                                       2,074,669       1,967,818
----------------------------------------------------------------------------
                                                 $ 9,632,332    $ 10,459,302
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities       $   821,538    $  1,246,683
  Deferred revenue                                   108,062    $    168,661
  --------------------------------------------------------------------------
                                                     929,600       1,415,344

Stockholders' equity:
  Common stock
    Authorized:  199,949,375 common shares,
      no par value
    Issued and outstanding:  66,116,167
      (2000 - 60,886,415)                         44,392,800      40,660,382
  Additional paid-in capital                      12,146,732      12,146,732
  Deferred stock-based compensation                 (195,746)       (460,895)
  Accumulated other comprehensive income                   -        (503,685)
  Deficit                                        (47,641,054)    (42,798,576)
  --------------------------------------------------------------------------
                                                   8,702,732       9,043,958
----------------------------------------------------------------------------
                                               $   9,632,332    $ 10,459,302
============================================================================

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


================================================================


                                    Three months ended March 31,
                                         -----------------------
                                              2001          2000
----------------------------------------------------------------

Revenue:
  Licenses                             $    27,000   $         -
  Services                                  35,507             -
  Hardware and software resales              2,000             -
  Hardware resales to related
   parties                                  31,384         8,806
  --------------------------------------------------------------
                                            95,891         8,806

Cost of revenues:
  Licenses                                     200             -
  Services                                   2,830             -
  Hardware and software resales	             2,000             -
  Hardware resales to related
    parties                                 31,384         8,806
  --------------------------------------------------------------
                                            36,414         8,806
----------------------------------------------------------------
Gross margin                                59,477             -

Operating expenses:
  Sales and marketing (including
    stock-based compensation of
    $136,767 and $1,234,618)             2,479,085     2,676,052
  Research and development (including
    stock-based compensation of
    $87,146 and $30,722)                 1,092,665       529,325
  General and administrative (including
    stock-based compensation of
    $41,236 and $3,322,602)              1,528,701     4,171,324
  --------------------------------------------------------------
                                         5,100,451     7,376,791
----------------------------------------------------------------
Operating loss                          (5,040,974)   (7,376,701)

Non-operating:
  Interest income                          198,496        91,792
  --------------------------------------------------------------
                                           198,496        91,792
----------------------------------------------------------------

Loss for the period                   $ (4,842,478) $ (7,284,909)

Other comprehensive income (loss):
  Foreign currency translation
  adjustments                              640,235       (32,875)
  Net realized holding gain on
  short-term investments                  (136,550)            -
  --------------------------------------------------------------
                                           503,685       (32,875)

Comprehensive loss                    $ (4,338,793) $ (7,317,784)
================================================================
Basic and diluted loss per share:
  Net loss                            $      (0.08) $      (0.13)
  Weighted average shares used in
  computing net loss per share,
  basic and diluted                     62,066,046    56,190,341
================================================================

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


==================================================================================================================
                                                                        Accumulated
                                              Additional     Deferred         other                          Total
                          Share capital          paid-in  stock-based comprehensive                   stockholders
                       Number     Assigned       capital compensation          loss        Deficit          equity
------------------------------------------------------------------------------------------------------------------

Balance, December
 31, 2000          60,886,415  $40,660,382   $12,146,732   $ (460,895) $   (503,685) $ (42,798,576)    $ 9,043,958

Shares issued
 for cash           5,229,752    4,037,121             -            -             -              -       4,037,121

Share issue costs           -     (304,703)            -            -             -              -        (304,703)

Amortization
 of deferred
 stock-based
 compensation               -            -             -      265,149             -              -         265,149

Net unrealized
 holding gain
 on short-term
 investments                -            -             -            -      (136,550)             -        (136,550)

Foreign currency
 translation
 adjustment                 -            -             -            -       640,235              -         640,235

Loss for the
 period                     -            -             -            -             -     (4,842,478)     (4,842,478)
------------------------------------------------------------------------------------------------------------------
Balance,
 March 31,
 2001              66,116,167  $44,392,800   $12,146,732    $ (195,746) $         -   $(47,641,054)    $ 8,702,732

==================================================================================================================

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)



================================================================


                                    Three months ended March 31,
                                         -----------------------
                                               2001         2000
----------------------------------------------------------------

Cash provided by (used in):

Operating activities:
  Loss for the period                  $ (4,979,028) $(7,284,909)
  Items not involving cash:
   Amortization	                            208,138      101,487
   Stock-based compensation                 265,149    4,587,942
Changes in non-cash operating
 working capital:
  Accounts receivable                       199,711       16,636
  Due to related parties                    (37,722)    (107,004)
  Due to officers                                 -     (217,795)
  Inventory                                  13,568     (174,407)
  Prepaid expenses                          115,020      (62,711)
  Accounts payable and accrued
   liabilities                             (425,145)     360,069
  Deferred revenue                          (60,599)       5,436
----------------------------------------------------------------
                                         (4,700,908)  (2,775,258)

Financing activities:
  Share subscriptions receivable                  -   10,854,952
  Shares issued for cash, net of
   share issue costs                      3,732,418    7,037,225
Share subscriptions receivable                    -     (259,960)
----------------------------------------------------------------
                                          3,732,418   17,632,217

Investing activities:
  Proceeds on maturity of
   short-term investments                 5,982,588            -
  Long-term receivables and deferred
   charges                                   12,007          897
  Purchase of fixed assets                 (315,019)    (249,670)
  Deposit on lease, net                       1,726      (67,904)
  --------------------------------------------------------------
                                          5,681,302     (316,677)
----------------------------------------------------------------
Effect of exchange rates on cash and
 cash equivalents                           640,235      (38,208)
----------------------------------------------------------------
Increase in cash and
 cash equivalents                         5,353,047   14,502,074

Cash and cash equivalents,
 beginning of period                        949,999    5,929,801
----------------------------------------------------------------
Cash and cash equivalents,
  end of period                          $6,303,046  $20,431,875
================================================================


See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 1
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Three months ended March 31, 2001 and 2000


1.  BASIS OF PRESENTATION:

    The unaudited condensed consolidated financial statements have been prepared by Sideware Systems Inc. ("Sideware") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Sideware's audited consolidated financial statements and notes for the year ended December 31, 2000, as filed in its Annual Report on Form 10-K.

2.  FOREIGN CURRENCY TRANSLATION:

    Effective for its fiscal year beginning January 1, 2001, the Company established the U.S. dollar as its functional currency for all of its operations as it represents the primary market of revenues and for the Company's operations. Accordingly, foreign currency denominated balances of the Company are translated to U.S. dollars. Monetary assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. Other assets and revenue and expense items are measured using the rate of exchange prevailing at their respective transaction dates. Exchange gains and losses resulting from the translation of foreign denominated monetary assets and liabilities to U.S. dollars are reflected in earnings for the period.

    Effective for the fiscal year ended December 31, 2000, the Company adopted the U.S. dollar as its reporting currency. The Company's functional currency for the fiscal year ended December
    31, 2000, was the Canadian dollar. The Company's financial statements for fiscal 2000 were prepared in Canadian dollars before translation to the U.S. dollar reporting currency. Accordingly, foreign currency denominated balances of the Company were re-measured in Canadian dollars as follows: assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items at the average rates for the applicable period. Unrealized gains and losses resulting from the translation to U.S. dollars are accumulated in a separate component of stockholders' equity described as accumulated other comprehensive income.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 2
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Three months ended March 31, 2001 and 2000



3.  STOCK OPTIONS:

  A summary of the Company's stock option activity is as follows:

  ===============================================================
                                                         Weighted
                                   Number                 average
                                of shares          exercise price

  Balance, December 31, 2000   10,912,400                  $ 4.56
  Options granted                 458,000                    1.00
  Options cancelled/expired      (219,500)                   4.21
  ---------------------------------------------------------------
  Balance, March 31, 2001      11,150,900                  $ 4.38
  ===============================================================

On January 18, 2001, February 9, 2001, February 22, 2001, and March
7, 2001 the Company granted, under the 2001 Option Plan, 5,680,500, 490,000, 190,000, and 150,000 options, respectively, at $1.00 per share. All options are exerciseable for five years and subject to vesting schedules of up to 18 months. The 2001 Option Plan, and all options granted under it, are subject to approval by the Company's
shareholders.   The Company intends to seek that approval at its
next general stockholders' meeting.   For accounting purposes,
these options will not be deemed to have been granted until approved by the stockholders' and compensation cost, if any, will be measured based on market values at that time.

Approximately 3.6 million of the options outstanding at March 31, 2001 and included in the options granted under the 2001 Option Plan, will expire by August 31, 2001 due to employee terminations (note
6).


4.  SHARE PURCHASE WARRANTS:

  A summary of the Company's warrant activity for the three month period ended March 31, 2001 is as follows:

[/CAPTION]


=================================================================================================================
                                                 Outstanding                                          Outstanding
                                   Exercise     December 31,                                            March 31,
Expiry date                 price per share             2000       Granted     Exercised     Expired         2002
-----------------------------------------------------------------------------------------------------------------


March 26, 2001            U.S.        0.383          197,882             -             -    (197,882)          -
April 7, 2001             CDN          0.63        2,000,000             -             -           -    2,000,000
September 14, 2001        U.S.         1.89        1,417,254             -             -           -    1,417,254
December 14, 2001         U.S.         1.89        1,901,271             -             -           -    1,901,271
April 13, 2001/2002       U.S.  10.00/11.50           45,000             -             -           -       45,000
April 13, 2002            U.S.         3.00          139,000             -             -           -      139,000
April 13, 2002            U.S.         1.00          900,000             -             -           -      900,000
February 22, 2004         U.S.         1.00                -     5,229,752             -           -    5,229,752
-----------------------------------------------------------------------------------------------------------------
                                                   6,600,407     5,229,752             -     (197,882) 11,632,277
=================================================================================================================



SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 3
(Unaudited)
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Three months ended March 31, 2001 and 2000


4.  SHARE PURCHASE WARRANTS (continued):

    The share purchase warrants issued in consideration for financing, outstanding at December 31, 2000 having an exercise price of U.S.$1.00 and U.S.$3.00 expiring April 13, 2002 were repriced from U.S.$10.00 and U.S.$2.82 in March 2001. The term of the re-priced warrants will be reduced to 30 days if, over any period of twenty consecutive days, the weighted average trading price for the Company's shares exceeds the new exercise price by 25% or more.


5.  PRIVATE PLACEMENT:

    On February 22, 2001, the Company issued, through a private placement, 5,229,752 common shares, for net proceeds of approximately $3,732,417. Additionally, the Company issued 5,229,752 share purchase warrants. The Company also issued brokers' warrants, permitting the holders to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company, for a period of three years, at a price of $1.00 per share.


6.  SUBSEQUENT EVENT:

    Subsequent to March 31, 2001, the Company announced the closure of its North Vancouver B.C. office and an overall reduction in its workforce. Total severance payments resulting from this change are currently estimated to be approximately $450,000. Other expenses related to the office closure are not determinable at this time. Costs associated with this restructuring activity will recorded in the quarter ended June 30, 2001 or as determinable thereafter.