Form 10-K/A
period 2000-12-31
SIDEWARE SYSTEMS INC
filed 2001-06-18
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                           FORM 10-K/A, Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this amendment is to amend the following items of our Annual Report on Form 10-K for the period ended December 31, 2000: Item 8 - Financial Statements.

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


Dated: June 15, 2001                  Sideware Systems Inc.

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

On behalf of the Board:

"Edward White"                       "Grant Sutherland"
--------------------- Director       ------------------- Director

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

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998


1. DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS:

   Sideware Systems Inc. (the "Company") is a leading provider of Electronic Customer Relationship Management ("eCRM") software.
   The Company's collaborative solutions enable companies to better manage their customer interactions by providing enhanced
   Internet-based customer service. The Company operates in one segment as the Company's sales are entirely made within the eCRM industry and primarily within the United States of America.

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

 (l) Revenue recognition:

     SOP 97-2, "Software Revenue Recognition", as amended, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. For multiple element contracts where maintenance is bundled with the software license, the residual method in accordance with SOP 98-9 is used and Vendor Specific Objective Evidence ("VSOE") established for the undelivered element, being the maintenance support through the sale of separate maintenance agreements, to determine the value to be assigned to the software license. For contracts where maintenance is not bundled with the software license, the Company uses the sale value of the software license as its fair value to record revenue.

     If evidence of fair value for each element of the arrangement in the situations described above does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

     In addition to the establishment of fair value, license revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectibility is considered probable.

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

 (l) Revenue recognition (continued):

     The Company recognizes sales of equipment to external and related parties in revenues and the related costs of the sale in cost of revenues. The Company takes title to and holds the equipment, bearing all of the risks and rewards of ownership, prior to sale.

     As at December 31, 2000, the Company was not involved in any hosting arrangements, however it plans to in the future and the guidance in EITF 00-3 will be applied.

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
