Form 10-Q/A
period 2001-03-31
SIDEWARE SYSTEMS INC
filed 2001-06-18
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         FORM 10-Q/A


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


Explanatory Note

The purpose of this amendment is to amend the following items of our Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2001:  Item 1 - Financial Statements.

This report continues to speak as of May 11, 2001, the date of our original Form 10-Q for the quarterly period ended March 31, 2001.
Any items not changed in this amendment shall be as set forth in our Original Form 10-Q dated May 11, 2001.

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
============================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

"Edward White"        Director      "Grant Sutherland"       Director
--------------------                -------------------

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

Three months ended March 31, 2001 and 2000 and year ended December 31, 2000


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

2.  FUTURE OPERATIONS:

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

    During March and April 2001, the Company implemented a substantial reduction in its work force with the termination of approximately 50 employees.

    The Company is also transferring the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia. The Company is also reducing sales, marketing, general and administrative expenditures, and closing several remote sales offices.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 2
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Three months ended March 31, 2001 and 2000 and year ended December 31, 2000

2.  FUTURE OPERATIONS (CONTINUED):

    On completion of the reduction in the Company's work force and the transfer of development work to Reston, the Company's workforce will total approximately 75 employees.

    Costs associated with this restructuring activity will be recorded in the quarter ended June 30, 2001 or as determinable thereafter.

    As a result of these cost saving measures the Company expects to reduce operating costs and estimates that average monthly expenditures for the remainder of 2001 will be approximately $850,000 per month. Monthly expenditures for the remainder of the second quarter will be slightly higher, owing to termination and transitional expenses. By the end of the second quarter of 2000, monthly cash expenditures will be approximately $800,000 per month, representing a reduction of approximately 33% from the first quarter of 2001.

    Based on the foregoing, the Company believes that its present cash resources will be sufficient to pay ongoing cash operating expenses until approximately the end of October
    2001.

    To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of the third quarter of 2001, there is a risk that the business will fail. If it appears that the Company will be unable either to raise capital or generate sales, the Company will try to reduce costs further by ceasing efforts to sell the current products. That course of action would involve focusing remaining resources on product development, to develop products with substantially different or enhanced features. However, the success of this course of action is uncertain.

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

Three months ended March 31, 2001 and 2000 and year ended December 31, 2000

3.  FOREIGN CURRENCY TRANSLATION:

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


4.  STOCK OPTIONS:

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

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 4
(Unaudited)
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Three months ended March 31, 2001 and 2000 and year ended December 31, 2000

4.  STOCK OPTIONS (CONTINUED):

Approximately 3.6 million of the options outstanding at March 31, 2001 and included in the options granted under the 2001 Option Plan, will expire by August 31, 2001 due to employee terminations (note
7).


5.  SHARE PURCHASE WARRANTS:

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


SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 5
(Unaudited)
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Three months ended March 31, 2001 and 2000 and year ended December 31, 2000

7.  SUBSEQUENT EVENT:

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