Form 10-K/A
period 2000-12-31
SIDEWARE SYSTEMS INC
filed 2001-08-08
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                           FORM 10-K/A, Amendment No. 3

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


Dated: August 8, 2001                 Sideware Systems Inc.

                                      "Grant Sutherland"


                                      By:
                                      W. Grant Sutherland
                                      Director

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

     As allowed by Issue 7 of EITF 00-23, stock-based compensation resulting from employee option grants is recognized on an accelerated basis over the vesting period of the individual options consistent with FIN 28. Non-employee grants with future service requirements are not recognized until the service is performed and the options vest.

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

     For the year ended December 31, 2000, the Company entered into revenue generating sales contracts with 24 customers. Of the 24 sales, 18 were multi-element contracts which included both delivered elements and an undelivered maintenance support element. In addition, the Company entered 4 separate maintenance contracts that had the following characteristics:

     - The maintenance contracts were entered into 30 days or more after the initial sale of the software;
     - The different elements of the maintenance and software sales contracts were not closely interrelated or interdependent in terms of design, technology, or function;
     - The fees for the maintenance contracts and the software sales contracts were not subject to refund or forfeiture or other concession if the other contract was not completed satisfactorily;

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 5
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Year ended December 31, 2000 and 1999
Eight months ended December 31, 1998
Year ended April 30, 1998

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (l) Revenue recognition (continued):

     - None of the elements of the maintenance contracts were essential to the functionality of any element of software sales contracts; and
     - Payment terms in the maintenance contracts did not coincide with, and were not otherwise contingent upon, the performance criteria of the software sales contract.

     The Company recognized its first software sales revenue in the second quarter of 2000. For the quarter ended June 30, 2000, the Company entered into revenue generating sales with 8 customers, 7 of which were multi-element contracts and 1 of which included a separate maintenance contract. For the quarter ended September 30, 2000, the Company entered into revenue generating sales with 10 customers, 8 of which were multi-element contracts and 2 of which included separate maintenance contracts. For the quarter ended December 31, 2000, the Company entered into revenue generating sales with 6 customers, 3 of which were a multi-element contract, 1 of which included a separate maintenance contract and 2 of which that did not contain a maintenance element.

     The Company utilized prices charged in the 4 separate maintenance contracts as VSOE establishing the fair value of the undelivered maintenance support element in the 18 contracts, which included both the undelivered element and delivered elements. The Company considered the separate maintenance contracts signed to the end of each quarter to constitute VSOE of the fair value of the undelivered maintenance support element in the multi-element contracts made to the end of that quarter. If a contract is entered into prior to VSOE being established, but VSOE is subsequently established, the Company allocates the then unrecognized revenue among the various elements in accordance with the residual value method described above.

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

 (l) Revenue recognition (continued):

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

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements, page 18
(Expressed in U.S. dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

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
