Form 10-Q
period 2001-06-30
SIDEWARE SYSTEMS INC
filed 2001-08-14
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         FORM 10-Q


 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period ended June 30, 2001



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


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter

                                (i)
period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     Yes  x                                         No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
66,116,167 common shares without par value as at August 14, 2001.


               Index to Exhibits on Page 11

                               (ii)

                    Sideware Systems Inc.
                          Form 10-Q
                      TABLE OF CONTENTS

                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements                                   1

Item 2.	Management's Discussion and
        Analysis or Plan of Operation                          1

Item 3.	Qualitative and Quantitative
	Disclosure about Market Risk                           9

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                      9

Item 2.	Changes in Securities and Use of Proceeds              9

Item 3.	Defaults upon Senior Securities                        9

Item 4.	Submission of Matters to a Vote of
	Securities Holders                                     9

Item 5.	Other Matters                                         11

Item 6.	Exhibits and Reports on Form 8-K                      11


                               (iii)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated
Financial Statements and are set forth herein.

(i) Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited);

(ii) Condensed Consolidated Statements of Operations (unaudited) for the six month periods ended June 30, 2000 and 2001 and the three month periods ended June 30, 2000 and 2001;

(iii)Condensed Consolidated Statements of Stockholders' Deficit for the six month periods ended June 30, 2001 and 2001 and the three month periods ended June 30, 2000 and 2001;

(iv) Condensed Consolidated Statements (unaudited) of Cash Flows for the six month periods ended June 30, 2000 and 2001 and the three month periods ended June 30, 2000 and 2001; and

(v)  Condensed notes to Consolidated Financial
     Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2001 COMPARED WITH
THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000

     RESULTS OF OPERATIONS

REVENUES

Revenues for the six months ended June 30, 2001 were $135,838 compared with $188,995 for the prior year period. Revenues for the three months ended June 30, 2001 were $39,947 compared with $182,945 for the prior year period. These decreases were due principally to declines in sales of software licenses and a decline in hardware resales to related parties.

Changes in specific categories of revenue from the six month period ended June 30, 2000 to the six month period ended June 30, 2001 were as follows:

- License revenue from sales of our software products decreased by $65,500.
- Revenue for services rendered in installing and maintenance of our software products increased by $48,487.

- Revenue from hardware and software resales to arm's length parties decreased by $10,200.
- Revenue from hardware resales to related parties decreased by $25,944.

Changes in specific categories of revenue for the three month period ended June 30, 2000 to the three month period ended June
30, 2001 were as follows:

- License revenue from sales of our software products decreased by $92,500.
- Revenue for services rendered in installing and maintenance of our software products increased by $12,980.
- Revenue from hardware and software resales to arm's length parties decreased by $12,200.
- Revenue from hardware resales to related parties decreased by $51,278.

The decreases in our license revenue resulted from lower sales of our software products. The increases in services revenue resulted primarily from recognizing revenue from maintenance services relating to previously recorded sales of our software products. The decreases in revenue from hardware and software resales to arm's length parties resulted primarily from lower sales of our software products, with which our hardware and software resales are generally bundled.

COSTS OF REVENUES

Total cost of revenues for the six month period ended June 30, 2001 was $40,911 compared with $79,962 for the prior year period. Substantially all of the decrease resulted from reduced resales of hardware and software. Cost of hardware and software resales was $35,920 for the six month period ended June 30, 2001 compared with $72,064 for the prior year period, a decrease of $36,144. $25,944 of the decrease related to resales to related parties.

Total cost of revenues for the three month period ended June 30, 2001 was $4,497 compared with $73,912 for the prior year period. Substantially all of this decrease also resulted from reduced hardware and software resales. Cost of hardware and software resales for the three month period ended June 30, 2001 was $2,536 compared with $66,014 for the prior year period, a decrease of $63,478. $51,278 of the decrease related to resales to related parties.

Our hardware resales to related parties are made at cost. Our resales of hardware and software to arm's length parties are generally included in sales of software products. Our current practice is to allocate:

- an amount equal to the cost of hardware or software sold as revenue attributed to the resale of hardware and software;
     and
- the balance of the revenue from any sale to license revenue or services.

OPERATING EXPENSES

Total operating expenses for the six month period ended June 30, 2001 were $9,136,051 compared with $16,074,076 for the prior year period.

The principal reason for the decrease in operating expenses was a reduction in our stock-based compensation for the six month period ended June 30, 2001 to $377,474, compared with $8,481,646 for the prior year period. We incur stock-based compensation expenses when we grant stock options to employees having exercise prices below the prevailing market prices for our shares, or to consultants based on the fair value of the options as the services are performed and the options earned. Most of our stock-based compensation expense for the six month period ended June 30, 2000 arose from the grant of 1,000,000 stock options on January 21, 2000. That grant occurred in the following circumstances:

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

- The closing price for our shares on January 21, 2000 was $19.00. We used this price in calculating the stock-based expense arising from this transaction. The total stock-based expense from this transaction was equal to $6,980,000, of which we recognized approximately $5,984,000 during the six month period ended June 30, 2000.

- The stock options granted on January 21, 2000 were subject to approval of the CDNX, and could not be exercised before that approval was obtained. We received CDNX approval on February 23, 2000. The closing price for our shares on that date was $10.00.

- None of the options granted January 21, 2000 have been exercised.

Exclusive of stock-based compensation expenses, total operating expenses for the six month period ended June 30, 2001 were $8,758,577 compared with $7,592,430 for the prior year period. During 2000 and 2001 we implemented several changes in our operations that affected our operating costs. These changes included the following:

- During the first half of 2000, we increased our workforce substantially, and opened additional sales offices in the United States. These changes increased our operating costs substantially over levels we had experienced historically.

- Following disappointing sales results during 2000 and the first quarter of 2001, we subsequently reduced our work force substantially, and closed some of our sales offices. Accordingly, salary levels for the second quarter of 2001 were lower than the corresponding period of 2000.

- During the second quarter of 2000 we also transferred our research and development activities from North Vancouver to our head office in Reston. We terminated all of our North Vancouver development personnel and hired new development personnel in Reston.

- As a result of our staff reductions and the transfer of our development activities to Reston, we also incurred restructuring costs of $1,127,171 during the six month period ended June 30, 2001. There was no corresponding expense for the prior year period. Cash restructuring costs totaled approximately $611,000, consisting principally of termination payments made to departing employees. Non-cash restructuring costs totaled approximately $516,000, resulting principally from writing off capital assets associated with sales offices we closed.

Total operating expenses for the three month period ended June
30, 2001 were $4,675,835 compared with $8,697,375 for the prior year period.

The principal reason for the decrease in operating expenses was a reduction in our stock-based compensation to $112,325 for the three month period ended June 30, 2001 compared with $3,893,704 for the prior year period. In addition, we incurred restructuring costs for the three month period ended June 30, 2001 of $1,127,171. There was no corresponding expense for prior year period.

Exclusive of stock-based compensation expenses and restructuring costs, total operating expenses for the three month period ended June 30, 2001 were $3,436,339, compared with $4,803,671 for the prior year period. Changes in quarterly operating costs for the three month periods ended June 30, 2001 and the prior year period, reflect the same factors as those for the six month periods.

Set forth below is further information on changes in particular items of our operating expenses.

Sales and marketing expenses for the six month period ended June 30, 2001 were $4,075,073 compared with $7,837,328 for the prior year period. These amounts include stock-based compensation of $193,746 and $3,087,309, respectively. Net of stock-based compensation, total sales and marketing expenses for the six month period ended June 30, 2001 were $3,881,327, compared with $4,750,019 for the prior year period. The principal factors that contributed to this decrease included the following:

- Salaries and benefits allocated to sales and marketing increased from $2,096,708 to $2,596,085. This increase for the six month period was due to the hiring approximately 65 new sales and marketing employees during 2000, offset in part by the staff reductions during the second quarter of 2001.

- Advertising, trade shows, and other direct marketing expenses decreased from $1,440,774 to $193,435. We reduced our trade show participation during the six month period ended June 30, 2001. In addition, during the six month period ended June 30, 2000, we incurred higher expenses in preparing marketing materials and obtaining marketing studies.

- Travel costs decreased from $440,822 to $183,349. During the six month period ended June 30, 2000 we incurred higher travel as a result of the expansion of our United States sales force.

- Facility costs increased from $261,470 to $372,635, due principally to expansion of our North Vancouver facility in 2000, to costs associated with our new head office in Reston and, and to costs incurred in establishing new regional sales offices in the United States.

- Amortization charges allocated to sales and marketing increased from $107,046 to $160,847.

Sales and marketing expenses for the three month period ended June 30, 2001 were $1,595,988, compared with $5,161,276 for the prior year period. These amounts included stock-based compensation of $56,980 and $1,852,691, respectively. Net of stock-based compensation, sales and marketing expenses for the three month period ended June 30, 2001 were $1,539,008, compared with $3,308,585 for the prior year period. The principal factors that contributed to this decrease were as follows:

- Salaries and benefits allocated to sales and marketing decreased from $1,470,084 to $1,060,571, principally as a result of our staff reductions during the second quarter of 2001.

- Advertising, trade shows, and other direct marketing expenses decreased from $1,111,173 to $49,783. We reduced our trade show participation during the three month period ended June 30, 2001. In addition, during the three month period ended June 30, 2000 we incurred higher expenses in preparing marketing materials and obtaining marketing studies.

- Travel costs decreased from $323,214 to $52,633, principally as a result of our staff reductions during the second quarter of 2001.

- Facilities costs decreased from $182,370 to $167,709, principally as a result of cost savings resulting from the closure of regional sales offices and our North Vancouver facility.

- Amortization charges allocated to sales and marketing decreased from $66,657 to $59,591.

Research and development expenses for the six month period ended June 30, 2001 were $1,948,309 compared with $2,210,764 for the prior year period. These amounts include stock-based compensation of $127,515 and $502,428, respectively. Net of stock-based compensation, research and development expenses for the six month period ended June 30, 2001 were $1,820,794 compared with $1,708,336 for the prior year period. The principal factors that contributed to this increase included the following:

- Salaries and benefits allocated to research and development increased from $1,190,342 to $1,210,852. During 2000, we hired approximately 25 new research and development employees. However, staff reductions during the second quarter of 2001 largely offset the increased salary costs resulting from the hirings.

- Travel costs decreased from $99,308 to $82,988. During the six month periods ended 30, 2000 we incurred higher expenses due to travel by our research and development personnel between our Reston and North Vancouver offices.

- Facilities costs increased from $76,329 to $228,600. The increase was due principally to expansion of our North Vancouver facility during 2000. We closed our North Vancouver facility subsequent to June 30, 2001. Accordingly, the resulting cost savings were not realized during the second quarter of 2001.

- Amortization charges allocated to research and development increased from $93,936 to $134,648.

Research and development expenses for the three month period ended June 30, 2001 were $855,644 compared with $1,681,439 for the prior year period. These amounts include stock-based compensation of $40,368 and $471,736, respectively. Net of stock-based compensation, research and development expenses for the three month period ended June 30, 2001 were $815,276 compared with $1,209,703 for the prior year period. The principal factors that contributed to this decrease included the following:

- Salaries and benefits allocated to research and development decreased from $796,472 to $436,784, due to our staff reductions in the second quarter of 2001.

-    Travel costs decreased from $99,308 to $48,103.

- Facilities costs increased from $46,063 to $140,892, principally due to expansion of our North Vancouver facility.

- Amortization charges allocated to research and development increased from $52,257 to $61,328.

General and administrative expenses for the six month period ended June 30, 2001 were $1,985,498 compared with $6,025,984 for the prior year period. These amounts include stock-based compensation of $56,213 and $4,891,879, respectively. Net of stock-based compensation, general and administrative expenses for the six month period ended June 30, 2001 were $1,929,285 compared with $1,134,105 for the prior year period. The principal factors that contributed to this increase included the following:

- Salaries and benefits allocated to general and administrative increased from $674,851 to $716,226. The increase was due to the hiring of approximately 10 new general and administrative employees during 2000, but was partly offset by staff reductions in the second quarter of 2001.

- Professional services decreased from $318,293 to $279,095. During the six month period ended June 30, 2000 we incurred additional professional expenses relating to our financing activities, to the establishment of our offshore subsidiary, and to costs incurred in hiring additional staff.

- Facility costs increased from $97,388 to $122,477. The increase was due principally to expansion of our North
     Vancouver facility.

- Amortization charges allocated to general and administrative increased from $34,325 to $57,329.

- Bad debt increased from $4,518 to $206,473. Several of our customers from fiscal 2000 went bankrupt during 2001, requiring accounts receivable to be written off.

- During the six month period ended June 30, 2001 we recognized a foreign exchange loss of $7,517, compared with a foreign exchange gain of $377,236 for the six month period ended June 30, 2000. Our foreign exchange gains and losses result principally from the translation of financial transactions recorded in Canadian dollars into our functional and reporting currency of United States dollars for financial reporting purposes.

General and administrative expenses for the three month period ended June 30, 2001 were $1,097,032 compared with $1,854,660 for the prior year period. These amounts include stock-based compensation of $14,977 and $1,569,277, respectively. Net of stock-based compensation, general and administrative expenses for the three month period ended June 30, 2001 were $1,082,055 compared with $285,383 for the prior year period. The principal factors that contributed to this increase included the following:

- Salaries and benefits allocated to general and administrative decreased from $422,422 to $404,142, principally as a result of our staff reductions during the second quarter of 2001.

-    Professional services increased from $30,867 to $168,283.
     During the second quarter of 2001 we incurred additional professional expenses relating to the filing of a registration statement under the Securities Act of 1933.

- Facility costs increased from $51,906 to $62,612. The increase was due principally to expansion of our North
     Vancouver facility.

- Amortization charges allocated to general and administrative increased from $17,653 to $23,768.

- Bad debt increased from $17,141 to $120,053, as a result of the bankruptcy of several of our customers from 2000.

- During the three month period ended June 30, 2001 we recognized a foreign exchange gain of $33,417, compared with a foreign exchange gain of $513,498 for the six month period ended June 30, 2000.

NON-OPERATING INCOME

Interest income for the six month period ended June 30, 2001 was $238,529 compared with $364,878 for the prior year period. Interest income reported for the six month period ended June 30, 2001 includes a net realized holding gain on short term investments of $136,550. Net of the realized holding gain, interest income decreased by $262,899 as a result of lower average cash balances during the six month period ended June 30, 2001.

Interest income for the three month period ended June 30, 2001 was $40,033 compared with $273,086 to for the prior year period.
The decrease was a result of lower average cash balances during the three month period ended June 30, 2001.

NET LOSS

Our net loss for the six month period ended June 30, 2001 was $8,802,595 compared with $15,600,165 for the prior year period. These amounts include stock-based compensation of $377,474 and
$8,481,646, respectively.   Net of stock-based compensation, our
net loss for the six month period ended June 30, 2001 was $8,425,121 compared with $7,118,519 for the prior year period.

Our net loss for the three month period ended June 30, 2001 was $4,600,352 compared with $8,315,256 for the prior year period. These amounts include stock-based compensation of $112,325 and
$3,893,704, respectively.   Net of stock-based compensation, our
net loss for the three month period ended June 30, 2001 was $4,488,027 compared with $4,421,552 for the prior year period.

LIQUDITY AND CAPITAL RESOURCES - PLAN OF OPERATION

As at June 30, 2001, our cash resources total approximately $2.56 million. Other than trade debt, we have no material debt outstanding as at June 30, 2001.

As a result of the cost saving measures described above, we expect to reduce our operating costs. We estimate that our average monthly expenditures for the remainder of 2001 will be approximately $450,000, net of certain restructuring costs relating to reductions in force. We expect our principal expenditures to be approximately as follows:

     salaries and benefits       -     $295,000 per month
     discretionary marketing     -      $15,000 per month
     general and administrative  -     $140,000 per month

Monthly expenditures for July and August 2001 will be higher, owing to termination and transitional expenses. Based on the foregoing, we believe that our present cash resources will be sufficient to pay ongoing cash operating expenses until approximately the end of October 2001.

Following the formation of our strategic alliance with IBM which we announced on June 28, 2001, we have decided to focus a significant portion of our sales efforts on the IBM strategic alliance, on value added resellers participating in the Sideware Partner Program, and in the development of a relationship with Sun Microsystems and other potential partners. Accordingly, we continue to reduce our discretionary marketing expenses and direct sales efforts since they did not produce substantial revenues. Our sales and marketing force has been reduced from approximately 32 to 12 employees with approximately 10 additional
commission-based independent contractors.   We believe that if
our products begin to gain market acceptance, our remaining sales force will be large enough to support a sales program.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
RISK

As at June 30, 2001 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this prospectus. The fair value of all financial instruments at June 30, 2001 is not materially different from their carrying value.


PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As at the date of this Form 10-Q we are not involved in any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our Annual Meeting of Stockholders held on June 28, 2001, the following matters were submitted to a vote of our stockholders:

1. The number of directors was fixed at eight, which was approved by a vote of 40,208,816 shares in favor, 428,377 shares against and 129,882 shares abstaining.

2. The Board of Directors was re-elected in its entirety for terms ending at our 2002 Annual Meeting of Stockholders.

Name                   Shares Voted in Favor       Shares Withheld

James L. Speros              40,076,234                  562,789
W. Grant Sutherland          39,475,326                1,163,706
Jay H. Nussbaum              40,463,420                  175,612
Jack Kemp                    40,478,590                  160,042
John Shoemaker               40,488,420                  145,612
Kenneth Thornton             40,503,420                  135,612
Peter Kozicki                39,583,016                1,053,116
Edward White                 39,602,876                1,036,156


3. Ratification of the selection of KPMG LLP as independent public accountants for fiscal year 2001, which was approved by a vote of 40,184,043 shares in favor, 267,845 shares against and 251,331 shares abstaining.

4. A special resolution requiring approval by 75% of the votes cast on the resolution was approved by a vote of 11,431,258 shares in favor, 225,019 shares against and 233,370 shares abstaining.
The resolution authorizes and approves:

(a) the application of the Company to the registrar under the Company Act British Columbia for authorization to continue under the Business Corporations Act (Yukon);

(b) the application pursuant to the Business Corporations Act (Yukon), for a certificate of continuance continuing the Company as if it had been incorporated thereunder, including the filing of Articles of Continuance which affect the change to the constating documents of the Company to conform to the Business Corporations Act (Yukon), such as changing the address of the registered office to Whitehorse, Yukon Territories, Canada be and is subject to receipt by the Company of all required regulatory approvals;

(c) notwithstanding the foregoing, the directors of the Company are authorized and empowered to abandon the application for continuance under the Business Corporations Act (Yukon) and to revoke all or any one of these resolutions as any time prior to their being acted upon without further approval of the Shareholders of the Company;

(d) any director or office of the Company be and is hereby authorized and empowered, acting for, and in the name of and on behalf of the name of the Company to execute or cause to be executed, under the seal of the Company or otherwise and to deliver or caused to be delivered, such other documents and instruments and to do or caused to be done, such other acts and things as in the opinion of such one director or officer of the Company may be necessary or desirable in order to carry out the intent of the resolution.

5. The Company's Stock Option Plan (2001) was adopted and approved by a vote of disinterested shareholders only by a vote of 6,577,674 shares in favor, 2,133,104 shares against and 327,366 shares abstaining. Pursuant to rules of the Toronto Stock Exchange, votes attaching to shares owned beneficially by corporate insiders were not counted on this resolution.

6. The Company was authorized issue up to 15,000,000 shares and 15,000,000 share purchase warrants or other securities convertible to the common shares of the Company pursuant to private Placements on such terms and conditions as the Directors of the Company may approve by a vote of 9,585,042 shares in favor, 1,159,958 shares against and 881,647 shares abstaining.

ITEM 5.	OTHER MATTERS

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

During the three month period ended June 30, 2001, we filed one report on Form 8-K.

On April 12, 2001, we filed a report on Form 8-K stating that we were moving our research and development operations to Reston, Virginia from Vancouver, British Columbia and were implementing cost savings measures by closing several remote offices and reducing sales, marketing, and other expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2001                 Sideware Systems Inc.


                                  By: /s/"Grant Sutherland"
                                     ___________________

                                        Grant Sutherland
                                        Director


Dated: August 14, 2001            By:  /s/"Stewart Walchli"
                                     ___________________

                                         Stewart Walchli

                     Consolidated Financial Statements
                     (Expressed in United States dollars)

                     SIDEWARE  SYSTEMS  INC.
                     (Prepared in accordance with generally accepted accounting principles in the United States)

                     Six months ended June 30, 2001 and 2000
                     (Unaudited)

SIDEWARE SYSTEMS INC.
Condensed Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


============================================================================
                                                   June 30,    December 31,
                                                        2001            2000
----------------------------------------------------------------------------
                                                  (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                      $  2,558,579   $    949,999
  Short-term investments                                    -      5,982,588
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $55,984
      (December 31, 2000 - $142,047)                  195,442        467,783
    Other                                              64,851        126,842
  Due from related parties                                  -         29,859
  Current portion of long-term
    receivables                                       124,072          6,849
  Inventory                                            38,956         46,829
  Prepaid expenses                                    316,958        549,639
  --------------------------------------------------------------------------
                                                    3,298,858      8,160,388

Deposit on lease                                      118,758        129,926
Long-term receivables (note 8)                              -        105,587
Deferred finance charges (note 8)                           -         95,583
Fixed assets                                        1,404,577      1,967,818
----------------------------------------------------------------------------
                                                  $ 4,822,193   $ 10,459,302
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities        $   506,806   $  1,246,683
  Due to related parties                                6,402              -
  Deferred revenue                                     94,280   $    168,661
  --------------------------------------------------------------------------
                                                      607,488      1,415,344

Stockholders' equity:
  Common stock
    Authorized:  199,949,375 common shares,
      no par value
    Issued and outstanding:  66,116,167
      (2000 - 60,886,415)                          44,392,800     40,660,382
  Additional paid-in capital                       12,146,732     12,146,732
  Deferred stock-based compensation                   (83,421)      (460,895)
  Accumulated other comprehensive loss               (640,235)      (503,685)
  Deficit                                         (51,601,171)   (42,798,576)
  --------------------------------------------------------------------------
                                                    4,214,705      9,043,958
----------------------------------------------------------------------------
                                                $   4,822,193   $ 10,459,302

============================================================================

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


============================================================================================


                                       Three month periods ended    Six month periods ended
                                                 June 30,                  June 30,
                                       -------------------------    ------------------------
                                            2001          2000           2001           2000
--------------------------------------------------------------------------------------------

Revenue:
  Licenses                       $    14,315   $    106,815      $   41,315     $    106,815
  Services                            23,096         10,116          58,603           10,116
  Hardware and software resales        2,536         14,736           4,536           14,736
  Hardware resales to related
   parties                                 -         51,278          31,384           57,328
  ------------------------------------------------------------------------------------------
                                      39,947        182,945         135,838          188,995

Cost of revenues:
  Licenses                               200            485             400             485
  Services                             1,761          7,413           4,591           7,413
  Hardware and software resales	       2,536         14,736           4,536          14,736
  Hardware resales to related
    parties                                -         51,278          31,384          57,328
-------------------------------------------------------------------------------------------
                                       4,497         73,912          40,911          79,962
-------------------------------------------------------------------------------------------
Gross margin                          35,450        109,033          94,927         109,033

Operating expenses:
  Sales and marketing
    (including stock-based
    compensation of
    $56,980, $1,852,691,
    $193,746 and $3,087,309)       1,595,988      5,161,276       4,075,073       7,837,328
  Research and development
   (including stock-based
   compensation of $40,368,
   $471,736, $127,515 and
   $502,458)                         855,644      1,681,439       1,948,309       2,210,764
  General and administrative
   (including stock-based
   compensation of $14,977,
   $1,569,277, $56,213 and
   $4,891,879)(note 9)             1,097,032      1,854,660       1,985,498       6,025,984
  Restructuring costs
  (note 7)                         1,127,171              -       1,127,171               -
  -----------------------------------------------------------------------------------------
                                   4,675,835      8,697,375       9,136,051      16,074,076
-------------------------------------------------------------------------------------------
Operating loss                    (4,640,385)    (8,588,342)     (9,041,124)    (15,965,043)


Interest income                       40,033        273,086         238,529         364,878
-------------------------------------------------------------------------------------------

Net loss for the period         $ (4,600,352)  $ (8,315,256)   $ (8,802,595)  $ (15,600,165)

Other comprehensive
 loss:
  Foreign currency translation
  adjustments (note 9)                     -       (455,380)              -        (488,255)
  Net realized holding gain on
  short-term investments                   -              -        (136,550)              -
  -----------------------------------------------------------------------------------------
                                           -       (455,380)       (136,550)       (488,255)

Comprehensive loss              $ (4,600,352)  $ (8,770,636)   $ (8,939,145)   $(16,088,420)
===========================================================================================
Basic and diluted loss per
 share                          $      (0.07)  $      (0.14)   $      (0.14)   $      (0.27)
Weighted average shares
 used in computing net
 loss per share,
 basic and diluted                65,145,789     58,458,793       63,605,918     56,748,820
===========================================================================================



See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


==================================================================================================================
                                                                        Accumulated
                          Common Stock        Additional     Deferred         other                          Total
                    Number of                    paid-in  stock-based comprehensive                   stockholders
                       Shares       Amount       capital compensation          loss        Deficit          equity
------------------------------------------------------------------------------------------------------------------

Balance, December
 31, 2000          60,886,415  $40,660,382   $12,146,732   $ (460,895) $   (503,685) $ (42,798,576)    $ 9,043,958

Shares issued for
 cash (note 6)      5,229,752    4,037,121             -            -             -              -       4,037,121

Share issue costs
 (note 6)                   -     (304,703)            -            -             -              -        (304,703)

Amortization
 of deferred
 stock-based
 compensation               -            -             -      377,474             -              -         377,474

Net unrealized
 holding gain
 on short-term
 investments                -            -             -            -      (136,550)             -        (136,550)

Loss for the
 period                     -            -             -            -             -     (8,802,595)     (8,802,595)
------------------------------------------------------------------------------------------------------------------
Balance,
 June 30,
 2001              66,116,167  $44,392,800   $12,146,732    $  (83,421) $  (640,235)  $(51,601,171)    $ 4,214,705

==================================================================================================================

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)



==================================================================

                                          Six months ended June 30,
                                            ----------------------
                                              2001            2000
------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
  Loss for the period                  $ (8,802,595)   $(15,600,165)
  Items not involving cash:
   Amortization	                            352,825         237,410
   Stock-based compensation                 377,474       8,481,646
   Loss on disposal of assets               515,752               -
   Write-down of long-term
    receivable                               65,000               -
   Realized holding gain on
    short-term investments                 (136,550)              -
Changes in non-cash operating
 working capital:
  Accounts receivable                       334,332        (161,847)
  Due to related parties                     36,261          79,344
  Due to officers                                 -        (223,378)
  Inventory                                   7,873          57,364
  Prepaid expenses                          232,681         (48,232)
  Accounts payable and accrued
   liabilities                             (739,877)        242,539
  Deferred revenue                          (74,381)        104,398
-------------------------------------------------------------------
                                         (7,831,205)     (6,830,921)

Financing activities:
  Shares issued for cash, net of
   share issue costs                      3,732,418      18,323,340
Share subscriptions receivable                    -         (18,345)
-------------------------------------------------------------------
                                          3,732,418      18,304,995

Investing activities:
  Proceeds on maturity of
   short-term investments                 5,982,588               -
  Long-term receivables and
   deferred charges                          18,947           3,856
  Purchase of fixed assets                 (305,336)     (1,006,745)
  Deposit on lease, net                      11,168         (60,462)
  -----------------------------------------------------------------
                                          5,707,367      (1,063,351)
-------------------------------------------------------------------
Effect of exchange rates on
 cash and cash equivalents                        -        (456,903)
-------------------------------------------------------------------
Increase in cash and
 cash equivalents                         1,608,580       9,953,820

Cash and cash equivalents,
 beginning of period                        949,999       5,929,801
-------------------------------------------------------------------
Cash and cash equivalents,
  end of period                          $2,558,579     $15,883,621
===================================================================


See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 1
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Six month periods ended June 30, 2001 and 2000

----------------------------------------------------------------------

1.  BASIS OF PRESENTATION:

    The unaudited condensed consolidated financial statements have been prepared by Sideware Systems Inc.(the "Company") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000, as filed in its Annual Report on Form 10-K and 10-KA.

2.  Future Operations

    These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Through the date of these consolidated financial statements the Company has not generated significant revenues, and has incurred operating losses and negative cash flow from operating activities. Operations to date have been primarily financed by equity transactions.

    In April 2001, the Company began a restructuring that involved the termination of a substantial portion of its work force, the transferring of the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia, a reduction in sales, marketing, general and administrative expenditures, and the closing of several remote sales offices. As a result of these cost saving measures, the Company has materially reduced its operating costs and believes that its present cash resources will be sufficient to pay ongoing cash operating expenses until approximately the end of October 2001.

    To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of the third quarter of 2001, there is a risk that the business will fail. If it appears that the Company will be unable either to raise capital or generate sales, the Company will try to reduce costs further by ceasing efforts to sell its current products. That course of action would involve focusing remaining resources on product development, to develop products with substantially different or enhanced features. However, the success of this course of action is uncertain.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 2
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Six month periods ended June 30, 2001 and 2000

----------------------------------------------------------------------

2.  FUTURE OPERATIONS (CONTINUED):

    The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.  FOREIGN CURRENCY TRANSLATION:

    Effective for its fiscal year beginning January 1, 2001, the Company established the U.S. dollar as their functional currency for all of its operations as it represents the primary market of revenues and for the Company's operations. Accordingly, foreign currency denominated balances of the Company are translated to U.S. dollars. Monetary assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. Other assets, revenue and expense items are measured using the rate of exchange prevailing at their respective transaction dates. Exchange gains and losses resulting from the translation of foreign denominated monetary assets and liabilities to U.S. dollars are reflected in earnings for the period.

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


4.  STOCK OPTIONS:

  A summary of the Company's stock option activity is as follows:

  ===============================================================
                                                         Weighted
                                   Number                 average
                                of shares          exercise price

  Balance, December 31, 2000   10,912,400                  $ 4.56
  Options granted               7,553,500                    0.84
  Options expired              (1,209,000)                   2.01
  ---------------------------------------------------------------
  Balance, June 30, 2001       17,256,900                  $ 3.10
  ===============================================================

Approximately 6,800,000 of the options outstanding at June 30, 2001 will expire by December 31, 2001 due to employee terminations (note 7).

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 3
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Six month periods ended June 30, 2001 and 2000

--------------------------------------------------------------------

5.  SHARE PURCHASE WARRANTS:

  A summary of the Company's warrant activity for the six month period ended June 30, 2001 is as follows:



========================================================================================================
                                                 Outstanding                                 Outstanding
                                   Exercise     December 31,                                     June 30,
Expiry date                 price per share             2000       Granted          Expired         2001
--------------------------------------------------------------------------------------------------------


March 26, 2001            U.S.        0.383          197,882             -        (197,882)            -
April 7, 2001             CDN          0.63        2,000,000             -      (2,000,000)            -
September 14, 2001        U.S.         1.89        1,417,254             -               -     1,417,254
December 14, 2001         U.S.         1.89        1,901,271             -               -     1,901,271
April 13, 2001/2002       U.S.  10.00/11.50           45,000             -               -        45,000
April 13, 2002            U.S.         3.00          139,000             -               -       139,000
April 13, 2002            U.S.         1.00          900,000             -               -       900,000
February 22, 2004         U.S.         1.00                -     5,229,752               -     5,229,752
--------------------------------------------------------------------------------------------------------
                                                   6,600,407     5,229,752      (2,197,882)    9,632,277
========================================================================================================


    The share purchase warrants issued in consideration for financing, outstanding at December 31, 2000, having an exercise price of U.S.
    $10.00 and U.S. $2.82 expiring April 13, 2002 were repriced to U.S.
    $3.00 and U.S. $1.00 in March 2001. The term of the re-priced warrants will be reduced to 30 days if, over any period of twenty consecutive days, the weighted average trading price for the Company's shares exceeds the new exercise price by 25% or more.


6.  PRIVATE PLACEMENT:

    On February 22, 2001, the Company issued, through a private placement, 5,229,752 common shares, for net proceeds of approximately $3,732,418. Additionally, the Company issued 5,229,752 share purchase warrants. The Company also issued brokers' warrants, permitting the holders to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company, for a period of three years, at a price of $1.00 per share.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 3
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Six month periods ended June 30, 2001 and 2000


7.  RESTRUCTURING COSTS:

    In March 2001, the Company began a restructuring that involved the termination of a substantial portion of its work force, the transferring of the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia, a reduction in sales, marketing, general and administrative expenditures, and the closing of several remote sales offices. Restructuring costs for the three and six month periods ended June 30, 2001 totaled approximately $1,127,000. The amount consisted of approximately $516,000 relating to the writedown of capital assets as well as approximately $611,000 consisting principally of severance payments made to terminated employees


8.  LONG-TERM RECEIVABLES AND DEFERRED FINANCE CHARGES:

    As a result of the restructuring and termination of employees, all employees loans, disclosed as long-term receivables and deferred charges as at December 31, 2000, become due and payable within ninety days of termination and any unpaid amounts have be classified as a current asset.


9.  THREE MONTHS ENDED MARCH 31, 2001 FIGURES:

    The Company has reduced its deficit and increased its accumulated other comprehensive loss by reducing its foreign exchange loss, which had been included in general and administrative expenses, by $640,235 for the three months ended March 31, 2001 to appropiately reflect the Company's change in its functional curency from the Canadian dollar to the U.S. dollar. The financial statement balances adjusted are as follows:

------------------------------------------------------------------------------
                                     As previously    Adjustment      Adjusted
                                          reported                     balance
------------------------------------------------------------------------------
As at March 31, 2001:
  Accumulated other comprehensive     $          -    $ (640,235)   $ (640,235)
   income
  Deficit                              (47,641,054)      640,235   (47,000,819)

For the three month period ended
 March 31, 2001:
  General and administrative             1,528,701      (640,235)      888,466
  Foreign currency translation
   adjustments                            (640,235)      640,235             -

------------------------------------------------------------------------------
