Form 10-Q
period 2001-09-30
SIDEWARE SYSTEMS INC
filed 2001-11-14
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         FORM 10-Q


 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period ended September 30, 2001



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

     Yes  x                                         No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
68,086,965 common shares without par value as at November 13, 2001.


               Index to Exhibits on Page 9

                               (ii)

                    Sideware Systems Inc.
                          Form 10-Q
                      TABLE OF CONTENTS

                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements                                   1

Item 2.	Management's Discussion and
        Analysis or Plan of Operation                          1

Item 3.	Qualitative and Quantitative
	Disclosure about Market Risk                           7

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                      8

Item 2.	Changes in Securities and Use of Proceeds              8

Item 3.	Defaults upon Senior Securities                        8

Item 4.	Submission of Matters to a Vote of
	Securities Holders                                     8

Item 5.	Other Matters                                          8

Item 6.	Exhibits and Reports on Form 8-K                       8


                               (iii)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated
Financial Statements and are set forth herein.

(i) Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited);

(ii) Condensed Consolidated Statements of Operations (unaudited) for the nine month periods ended September 30, 2000 and 2001 and the three month periods ended September 30, 2000 and 2001;

(iii)Condensed Consolidated Statements of Stockholders' Deficit for the nine month period ended September 30, 2001;

(iv) Condensed Consolidated Statements (unaudited) of Cash Flows for the nine month periods ended September 30, 2000 and 2001; and

(v)  Condensed notes to Consolidated Financial
     Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000

     OVERVIEW

On September 7, 2001 we completed the acquisition of a 66.7% interest in the Chalk Group of Companies. The Chalk Group began business in 1996 as the producer of "Dave Chalk's Computer Show", a television show aimed at educating consumers in new technologies. Since then, the Chalk Group has expanded its business to include production of other types of audio/visual educational and training content. The Chalk Group currently has three principal lines of business:

- production of interactive e-Learning Internet content and infrastructure;

-    production of the television show "Dave Chalk Computer
     Life"; and

- production of video presentations for broadcast during airline flights.

The financial statements presented below include the operations of the Chalk Group, which we have consolidated in our financial statements with effect from the date of acquisition.

During September 2001 we also suspended efforts to sell our electronic Customer Relationship Management ("eCRM") software, which we had been unable to market successfully, and discontinued our business activities in this business segment. Accordingly, development of the business of the Chalk Group is currently our principal business activity. Operating results relating to our eCRM software business are included in the net loss from discontinued operations reported in our financial statements for the three and nine month periods ended September 30, 2001.

RESULTS OF OPERATIONS

COMPREHENSIVE LOSS

Our comprehensive loss for the nine month period ended September
30, 2001 was $12,601,796, compared with  $23,780,089 for the prior year period. The decrease resulted principally from a reduction in our net loss from discontinued operations from $23,603,124 to $12,595,415. Factors contributing to this reduction are set out below, under the heading "Net loss from discontinued operations." Continuing operations resulted in net income of $113,025 for the nine month period ended September 30, 2001, compared with net income of $529,861 for the nine month period ended September 30, 2000. These results were due principally to interest income, as explained more fully below under headings relating to continuing operations.

Our comprehensive loss for the three month period ended September 30, 2001 was $3,662,653, compared with $7,691,669 for the three month period ended September 30, 2000. This decrease also resulted principally from a reduction in our net loss from discontinued operations, from $7,638,081 to $3,554,294. Continuing operations resulted in a net loss of $125,503 for the three month period ended September 30, 2001 compared with net income of $164,983 for the nine month period ended September 30, 2000. Factors contributing to these changes are also set out below, under the applicable headings.

REVENUES - CONTINUING OPERATIONS

Consolidated revenues from continuing operations for the nine and three month periods ended September 30, 2001 were $136,019.
These amounts included:

-    $110,093 from television and airline segment productions;
     and

- $25,926 from the sale of interactive Internet media content.

All of these revenues were earned within the Chalk Group. There was no corresponding revenue during the nine and three month periods ended September 30, 2000, as we did not have any interest in the Chalk Group during those periods.

COST OF REVENUES - CONTINUING OPERATIONS

Cost of revenues for the three and nine month periods ended
September 30, 2001 was $91,611. The principal components of this amount were:

- approximately $42,000 in salaries relating to the production of media content sold;

-    approximately $19,000 in post-production costs; and

- approximately $15,000 in fees paid to airlines to secure in-flight broadcast time.

All of these costs of revenue were incurred by the Chalk Group.
There were no corresponding costs of revenue for the nine and three month periods ended September 30, 2000, as we did not any have interest in the Chalk Group during those periods.

OPERATING EXPENSES - CONTINUING OPERATIONS

Total operating expenses for continuing operations for the nine and three month periods ended September 30, 2001 were $176,414.
This amount consisted of:

-    $60,896 in sales and marketing and website operation expenses;
     and

-    $115,518 in general and administrative expenses.

All of these operating expenses were incurred by, or related to business operations undertaken by, the Chalk Group.
There were no corresponding operating expenses for the nine and three month periods ended September 30, 2000, as we did not have any interest in the Chalk Group during those periods.

NON-OPERATING INCOME - CONTINUING OPERATIONS

Our non-operating income has consisted of interest earned on cash balances. Interest income decreased:

- from $529,861 for the nine month period ended September 30, 2000 to $245,031 for the nine month period ended
     September 30, 2001; and

-    from $164,983 for the three month period ended September
     30, 2000 to $6,503 for the three month period ended
     September 30, 2001.

The principal reason for the decreases was lower average cash balances during 2001.

NET INCOME (LOSS) - CONTINUING OPERATIONS

Our net income from continuing operations for the nine month period ended September 30, 2000 was $529,861. The principal reason for this net income was interest earned on our cash balances. There were no losses or expenses to offset the interest income, as:

- our eCRM software business has been classified as a discontinued operation; and

- we did not have any interest in the Chalk Group during 2000.

For the nine month period ended September 30, 2001, our net income from continuing operations decreased to $113,025. The decrease was due to lower interest income, resulting from lower average cash balances, as well as operating losses of the Chalk Group totaling $132,006.

Net income from continuing operations for the three month period ended September 30, 2000 was $164,983, due to interest income on cash balances. For the three month period ended September 30, 2001, we recorded a net loss from continuing operations of $125,503. The loss resulted from operating losses of the Chalk Group, totaling $132,006, as well as reduced interest income on lower average cash balances.

NET LOSS FROM DISCONTINUED OPERATIONS

Our net loss from discontinued operations consists of our net loss in the development and marketing of eCRM software, which business segment we terminated during September 2001.

     NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH
     NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

Net loss from discontinued operations for the nine month period ended September 30, 2001 was $12,595,415, compared with $23,603,124 for the nine month period ended September 30, 2000.
The principal reason for the decrease was lower stock-based compensation, which was $377,474 for the nine month period ended September 30, 2001, compared with $11,421,903 for the nine month period ended September 30, 2000. Our stock-based compensation expenses have resulted principally from stock options granted to employees at prices below the prevailing market prices for our shares. Excluding stock-based compensation expenses, net losses from discontinued operations were approximately constant, at $12,217,941 for the nine month period ended September 30, 2001 and $12,181,221 for the nine month period ended September 30, 2000. The principal components of these amounts included the following.

- Revenue from discontinued operations decreased from $379,743 to $135,838, principally as a result of a reduction of approximately $210,000 in software license revenue. In addition, hardware re-sales to related parties decreased by approximately $34,000.

- Cost of revenues from discontinued operations decreased from $106,712 to $40,911, principally as a result in the reduction of hardware sales to related parties, which we made at cost.

- Sales and marketing expenses decreased from $12,425,135 to $5,002,421, inclusive of stock-based compensation of $4,438,594 and $193,746, respectively. Excluding stock-based compensation, sales and marketing expenses decreased from $7,986,541 to $4,808,675, principally as a result of reductions in our sales and marketing personnel during 2001 and reduced attendance at industry trade shows.

- Research and development expenses decreased from $3,509,669 to $2,560,334, inclusive of stock-based compensation of $1,054,573 and $127,515, respectively. Excluding stock-based compensation, research and development expenses were approximately constant, at $2,455,096 for the nine month period ended September 30, 2000 and $2,432,819 for the nine month period ended September 30, 2001.

- General and administrative expenses decreased from $7,941,351 to $2,630,416, inclusive of stock-based compensation of $5,928,736 and $56,213 respectively. Excluding stock-based compensation, general and administrative expenses increased from $2,012,615 to $2,574,203. The principal factors contributing to this increase were the following:

  - Our foreign exchange loss increased by approximately $500,000. Our foreign exchange gains and losses result principally from the translation of financial transactions recorded in Canadian dollars into our functional and reporting currency of United States dollars for financial reporting purposes.

  -    Bad debt expenses increased by approximately $270,000.
       Several of our customers from fiscal 2000 went bankrupt during 2001, requiring accounts receivable to be written off.

  - Professional fees decreased by approximately $325,000, principally as a result of using in-house personnel to do more of our legal and accounting work.

- For the nine month period ended September 30, 2001 we recorded costs associated with discontining operations of $1,370,003. Cash costs totaled approximately $372,000, consisting principally of termination payments made to departing employees. Non-cash costs totaled approximately $998,000, resulting principally from writing off capital assets associated with office premises which we no longer use.

- For the nine month period ended September 30, 2001 we also recorded restructuring costs of $1,127,168. Cash restructuring costs totaled approximately $611,000, consisting principally of termination payments made to departing employees. Non-cash restructuring costs totaled approximately $516,000, resulting principally
     from writing off capital assets associated with
     office premises which we no longer use.   The terminated
     employees and written off capital assets were all related to, or used in, the eCRM business segment exclusively.

     THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH
     THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

Net loss from discontinued operations for the three month period ended September 30, 2001 was $3,354,294, compared with $7,683,081 for the three month period ended September 30, 2000. The principal reason for the decrease was lower stock-based compensation, which was $0 for the three month period ended September 30, 2001 and $3,210,257 for the three month period ended September 30, 2000. Excluding stock-based compensation expenses, net losses from discontinued operations were $3,354,294 for the three month period ended September 30, 2001 and $4,472,824 for the three month period ended September 30, 2000. The principal components of these amounts included the following.

- Revenue from discontinued operations decreased from $190,748 to $0.

-    Cost of revenues decreased from $163,998 to $0.

- Sales and marketing expenses decreased from $4,587,807 to $927,348, inclusive of stock-based compensation of $1,351,285 and $0, respectively. Excluding stock-based compensation, sales and marketing expenses decreased from $3,236,522 to $927,348, principally as a result of reductions in our sales and marketing personnel during 2001 and reduced attendance at industry trade shows.

- Research and development expenses decreased from $1,298,905 to $612,025, inclusive of stock-based compensation of $552,115 and $0, respectively. Excluding stock-based compensation, research and development expenses decreased from $746,790 to $612,025, principally as a result of personnel reductions during 2001.

- General and administrative expenses decreased from $1,915,367 to $644,918, inclusive of stock-based compensation of $1,036,857 and $0, respectively.
     Excluding stock-based compensation, general and administrative expenses decreased from $878,510 to $644,918. The principal factors contributing to this decrease were the following:

  - Salaries and benefits allocated to general and administrative expenses decreased by approximately
       $180,000, principally as a result of our personnel reductions during 2001.

  - Professional fees decreased by approximately $260,000, principally as a result of using in-house personnel to do more of our legal and accounting work.

  - The reductions in salary and professional expenses were offset in part by increases in foreign exchange losses and bad debt expenses, which increased by approximately $81,000 and $73,000, respectively.

- For the three month period ended September 30, 2001 we recorded costs associated with discontinuing operations of $1,370,003. Cash costs totaled approximately $372,000, consisting principally of termination payments made to departing employees. Non-cash costs totaled approximately $998,000, resulting principally from writing off capital assets associated with office premises which we no longer use.

OTHER COMPREHENSIVE LOSS

For the nine month period ended September 30, 2001, we recorded a net realized holding loss on short-term investments of $136,550. There was no corresponding loss for the nine month period ended September 30, 2000, or for either of the three month periods ended September 30, 2000 or September 30, 2001.


LIQUDITY AND CAPITAL RESOURCES - PLAN OF OPERATION

Following our acquisition of a majority interest in the Chalk Group, development of the business of the Chalk Group has become our first priority. On October 22, 2001, the Chalk Group announced an agreement with Microsoft Canada to produce 15 video vignettes, to be used on the web site of Microsoft Canada, demonstrating key features of the Windows XP operating system.

On acquisition of the Chalk Group, we invested $1 million in the Chalk Group. As at November 12, 2001, the Chalk Group holds cash balances of approximately $850,000.

Current monthly expenditures of the Chalk Group are approximately
$190,000 per month. The principal monthly expenditures are approximately as follows:

     salaries and benefits      -        $115,000 per month
     variable production costs  -         $30,000 per month
     general and administrative -         $45,000 per month

Revenue for the Chalk Group, for the eight month period ended August 31, 2001, was approximately $1 million. We believe there is a reasonable prospect that the Chalk Group will achieve positive cash flow by the second quarter of 2002.

Sideware Systems Inc. has exhausted substantially all of its cash resources. As at November 12, 2001, Sideware has available cash of approximately $80,000. Additional amounts totalling approximately $88,000 are held by third parties as security under lease and credit agreements.

We have terminated our lease obligations relating to our head office in Reston Virginia. We have approximately 10 employees on payroll, and we are seeking opportunities to acquire or merge with other businesses. If we are not able to enter into a merger or acquisition agreement, we will have to terminate most or all of our remaining employees, and utilize our remaining cash resources to cover basic overhead and corporate governance expenditures.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
RISK

As at September 30, 2001 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this prospectus. The fair value of all financial instruments at September 30, 2001 is not materially different from their carrying value.


PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As at the date of this Form 10-Q we are not involved in any material legal proceedings. In July 2001, a former employee commenced legal proceedings from Chalk,com Network (Holding) Corp. claiming damages for wrongful termination. We do not believe that the proceedings will have a material adverse effect on either our business or the business of the Chalk Group.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT SALES OF UNREGISTERED SECURITIES

On September 5, 2001, we issued 2,941,176 shares to Grant
Sutherland, one of our directors, at a price of $0.34 per share.
The shares were issued to an accredited investor pursuant to Rule
506 to Regulation D to the Securities Act of 1933.

Subsequent to September 30, 2001, 970,238 escrow shares were cancelled when escrow conditions attaching to the shares expired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5.	OTHER MATTERS

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

During the three month period ended September 30, 2001, we filed four reports on Form 8-K.

On July 5, 2001, we filed a report on Form 8-K stating that we had entered into a marketing alliance with IBM, and that Kenneth
Thornton had been appointed Chairman of our Board of Directors. The Form 8-K also stated the results of our June 28, 2001 annual stockholders' meeting.

On August 3, 2001, we filed a report on Form 8-K stating that we were reducing our sales and marketing force.

On September 7, 2001, we filed a report on Form 8-K stating that we had acquired a majority interest in the Chalk Group.

On September 10, 2001, we filed a report on Form 8-K stating that we were suspending efforts to market our eCRM software, and reducing our work force further.


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


Dated: November 14, 2001          Sideware Systems Inc.


                                  By: /s/"James L. Speros"
                                     ___________________

                                    James L. Speros
                                    President, Chief Executive Officer,
                                    and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                     Title                          Date


/s/"Stewart F. Walchli"  Chief Financial Officer (Principal   November 14, 2001
-----------------------  Financial and Accounting Officer)
Stewart F. Walchli

                     Consolidated Financial Statements
                     (Expressed in United States dollars)

                     SIDEWARE SYSTEMS INC.
                     (Prepared in accordance with generally accepted accounting principles in the United States)

                     Nine month periods ended September 30, 2001 and 2000 (Unaudited)

SIDEWARE SYSTEMS INC.
Condensed Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


============================================================================
                                               September 30,    December 31,
                                                        2001            2000
----------------------------------------------------------------------------
                                                  (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                      $  1,512,059   $    949,999
  Short-term investments                                    -      5,982,588
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $12,412
      (December 31, 2000 - $142,047)                  368,023        467,783
    Other                                              30,066        126,842
  Due from related parties                                  -         29,859
  Current portion of long-term
    receivables (note 5)                                    -          6,849
  Inventory                                                 -         46,829
  Prepaid expenses                                    129,834        549,639
  --------------------------------------------------------------------------
                                                    2,039,982      8,160,388

Deposit on lease                                      120,439        129,926
Long-term receivables (note 5)                              -        105,587
Deferred finance charges (note 5)                           -         95,583
Intangible assets (note 6)                          1,486,861              -
Fixed assets (note 7)                                 560,483      1,967,818
----------------------------------------------------------------------------
                                                  $ 4,207,735   $ 10,459,302
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities        $ 1,323,166   $  1,246,683
  Due to related parties                                6,142              -
  Current portion of obligations under
   capital leases (note 8)                             40,360              -
  Deferred revenue                                    280,450   $    168,661
  --------------------------------------------------------------------------
                                                    1,650,118      1,415,344

Obligations under capital leases (note 8)              57,758              -
Due to stockholders (note 9)                          947,085              -
----------------------------------------------------------------------------
                                                    2,655,681      1,415,344

Stockholders' equity:
  Common stock
    Authorized:  199,949,375 common shares,
      no par value
    Issued and outstanding:  67,057,343
      (2000 - 60,886,415)                          45,392,800     40,660,382
  Additional paid-in capital                       12,063,311     12,146,732
  Deferred stock-based compensation                         -       (460,895)
  Accumulated other comprehensive loss               (623,091)      (503,685)
  Deficit                                         (55,280,966)   (42,798,576)
  --------------------------------------------------------------------------
                                                    1,552,054      9,043,958
----------------------------------------------------------------------------
                                                $   4,207,735   $ 10,459,302

============================================================================

Discontinued operations (note 13)
Commitments (note 14)
Contingencies (note 15)

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


============================================================================================


                                       Three month periods ended    Nine month periods ended
                                              September 30,               September 30,
                                       -------------------------    ------------------------
                                            2001          2000           2001           2000
--------------------------------------------------------------------------------------------

Revenue:
  Television and airline
   segement production           $   110,093   $          -    $    110,093    $           -
  Interactive media                   25,926              -          25,926                -
  ------------------------------------------------------------------------------------------
                                     136,019              -         136,019                -

Cost of revenues                      91,611              -          91,611                -
--------------------------------------------------------------------------------------------
Gross margin                          44,408              -          44,408                -

Operating expenses:
  Sales and marketing and
   website operations                 60,896              -          60,896                -
  General and administrative         115,518              -         115,518                -
  ------------------------------------------------------------------------------------------
                                     176,414              -         176,414                -
--------------------------------------------------------------------------------------------
Operationg loss from
  continuing operations             (132,006)             -        (132,006)               -

  Interest income                      6,503        164,983         245,031          529,861
--------------------------------------------------------------------------------------------

Net income (loss) from
  continuing operations             (125,503)       164,983         113,025          529,861


Net loss from discontinued
  operations (note 13)            (3,554,294)    (7,638,081)    (12,595,415)     (23,603,124)

--------------------------------------------------------------------------------------------

Net loss                         $(3,679,797)  $ (7,473,098)   $(12,482,390)   $ (23,073,263)

Other comprehensive
 loss:
  Foreign currency translation
  adjustments                         17,144       (281,571)         17,144         (708,826)
  Net realized holding gain on
  short-term investments                   -              -        (136,550)               -
  ------------------------------------------------------------------------------------------
                                      17,144       (281,571)       (119,406)        (708,826)

Comprehensive loss              $ (3,662,653)  $ (7,691,669)   $(12,601,796)    $(23,780,089)
=============================================================================+==============
Basic and diluted net loss
 per share from continuing
 operations                     $       0.00   $       0.00    $       0.00     $       0.01

Basic and diluted net loss
 per share from
 discontinued operations        $      (0.05)  $      (0.13)   $      (0.19)    $      (0.41)


Basic and diluted net loss
 per share                      $      (0.06)  $      (0.13)   $      (0.19)    $      (0.40)

Weighted average shares
 used in computing net
 loss per share,
 basic and diluted                65,881,083     59,040,289       63,378,281      57,502,937
===============================+============================================================



See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


==================================================================================================================
                                                                        Accumulated
                          Common Stock        Additional     Deferred         other                          Total
                    Number of                    paid-in  stock-based comprehensive                  stockholders'
                       Shares       Amount       capital compensation          loss        Deficit          equity
------------------------------------------------------------------------------------------------------------------

Balance, December
 31, 2000          60,886,415  $40,660,382   $12,146,732   $ (460,895) $   (503,685) $ (42,798,576)    $ 9,043,958

Shares issued for
 cash (note 12)     8,170,928    5,037,121             -            -             -              -       5,037,121

Share issue costs
 (note 12)                  -     (304,703)            -            -             -              -        (304,703)

Amortization
 of deferred
 stock-based
 compensation               -            -             -      377,474             -              -         377,474

Deferred stock-
 based
 compensation               -            -       (83,421)      83,421             -              -               -

Net unrealized
 holding gain
 on short-term
 investments                -            -             -            -      (136,550)             -        (136,550)

Foreign currency
 translation
 adjustment                 -            -             -            -       (17,144)             -          17,144

Net loss                    -            -             -            -             -    (12,482,390)    (12,482,390)
------------------------------------------------------------------------------------------------------------------
Balance,
 September 30,
 2001              69,057,343  $45,392,800   $12,063,311    $       -   $  (623,091)  $(55,280,966)    $ 1,552,054

==================================================================================================================

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)



==================================================================

                                   Nine months ended September 30,
                                            ----------------------
                                              2001            2000
------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
  Loss for the period                  $(12,482,390)   $(23,073,263)
  Items not involving cash:
   Amortization of fixed assets             467,729         436,995
   Amortization of intangible
    assets                                   28,556               -
   Stock-based compensation                 377,474      11,421,903
   Loss on disposal of assets             1,514,439               -
   Write-down of long-term
    receivable                               65,000               -
   Realized holding gain on
    short-term investments                 (136,550)              -
Changes in non-cash operating
 working capital:
  Accounts receivable                       618,098        (425,233)
  Due to related parties                     35,999          71,335
  Due to officers                                 -        (215,353)
  Inventory                                  46,829          53,438
  Prepaid expenses                          437,376        (172,942)
  Accounts payable and accrued
   liabilities                             (737,277)        602,150
  Deferred revenue                         (215,748)        128,609
-------------------------------------------------------------------
                                         (9,980,465)    (11,315,031)

Financing activities:
  Shares issued for cash, net of
   share issue costs                      4,732,418      18,988,783
  Stockholders loans                         21,729               -
  Repayment of lease
   oblgations                                (3,301)              -
-------------------------------------------------------------------
                                          4,750,847      18,988,783

Investing activities:
  Proceeds on maturity of
   short-term investments                 5,982,588      (5,425,938)
  Long-term receivables and
   deferred charges                         143,019           9,036
  Purchase of fixed assets                 (305,336)     (1,557,207)
  Deposit on lease, net                       9,487         (90,494)
  Business acquisition                      (29,046)              -
  -----------------------------------------------------------------
                                          5,800,712      (7,064,603)
-------------------------------------------------------------------
Effect of exchange rates on
 cash and cash equivalents                   (9,033)       (448,708)
-------------------------------------------------------------------
Increase in cash and
 cash equivalents                           562,060         160,441

Cash and cash equivalents,
 beginning of period                        949,999       5,929,801
-------------------------------------------------------------------
Cash and cash equivalents,
  end of period                          $1,512,059     $ 6,090,242
===================================================================


See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

----------------------------------------------------------------------

1.  BASIS OF PRESENTATION:

    The unaudited condensed consolidated financial statements have been prepared by Sideware Systems Inc. (the "Company") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. They include the financial statements of Sideware Systems Inc. (the "Company") and its subsidiaries, all of which are wholly owned except for Chalk.Com Network (Holding) Corporation (note 6). The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000, as filed in its Annual Report on Form 10-K/A.


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

    In April 2001, the Company began a restructuring that involved the termination of a substantial portion of its work force, the transferring of the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia, a reduction in sales, marketing, general and administrative expenditures, and the closing of several remote sales offices. In September 2001, the Company decided to suspend operations relating to the development and sales of its Electronic Customer Relationship Management ("eCRM") software (note 13).

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

----------------------------------------------------------------------

2.  FUTURE OPERATIONS (CONTINUED):

    In September 2001, the Company invested $1,000,001 in Chalk.Com Network (Holding) Corporation to acquire 18,000,0000 common shares of Chalk.Com Network (Holding) Corporation.
    The 18,000,000 common shares represent 66.7% of the issued and outstanding shares of Chalk.Com Network (Holding) Corporation, or 60.3% on a fully diluted basis, after allowing for the exercise of outstanding share purchase warrants and stock options previously issued by Chalk.Com Network (Holding) Corporation. Chalk.Com Network (Holding) Corporation specializes in creating e-commerce enabled multimedia solutions for manufacturers of technology-related products. The Company uses online and offline media distribution which include the internet, television, in-flight airline entertainment and radio. The Company will be concentrating its efforts on developing the business of Chalk.Com Network (Holding) Corporation and focus on the eLearning market.

    The Company's future operations and its continuation as a going concern are dependent upon its ability to increase its customer base, increase sales of its e-learning product to generate positive cash flows from operations and ultimately attaining profitability. Depending on the Company's ability to develop sales and related cash flows, the Company may need to raise additional capital through public or private financings that may not be available on reasonable terms. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.  FOREIGN CURRENCY TRANSLATION:

    Prior to January 1, 2001, the functional currency of the Company was the Canadian dollar. Effective for its fiscal year beginning January 1, 2001, the Company established the U.S. dollar as its functional currency for all of its operations, as it represented the primary market of revenues and for the Company's operations, including the primary currency in which expenses associated with its eCRM business were incurred. Monetary assets and liabilities denominated in a foreign currency are translated into the Company's functional currency at the rate of exchange in effect at the balance sheet date. Other assets, revenue and expense items are measured using the rate of exchange prevailing at their respective transaction dates. Exchange gains and losses resulting from the translation of foreign denominated monetary assets and liabilities to the functional currency are reflected in earnings for the period.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

3.  FOREIGN CURRENCY TRANSLATION (CONTINUED):

    Commencing with the discontinuance of the eCRM business and the acquisition of Chalk.com Network (Holding) Corporation (note 6) the functional currency was determined to be the Canadian dollar. Accordingly, foreign currency denominated balances of the Company are remeasured into Canadian dollars as described in the preceeding paragraph.

    For the fiscal year ended December 31, 2000, the Company adopted the U.S. dollar as its reporting currency. Where the Company's functional currency is the Canadian dollar it translates the Canadian dollar statements into U.S. dollar reporting currency using the current rate method. The assets and liabilities are translated in U.S. dollars using period end rates and revenue and expense are translated at the average exchange rate for the period. Exchange gains and losses resulting from the translation are recorded as a separate component of shareholders' equity and reported as other comprehensive income.

4.  REVENUE RECOGNITION:

    (i) The Company recognizes revenue from a sale or licensing arrangement of a television and airline segment production when persuasive evidence of a sale or licensing arrangement exists, the film is complete, and has been delivered in accordance with the terms of the arrangement, the license period of the arrangement has begun, the arrangement fee is fixed and determinable and the collection of the arrangement fee is reasonably assured.


   (ii) The Company recognizes revenue for interactive media in accordance with SAB 101 which states revenue generally is realized or realizable and earned when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues are recognized upon delivery of the module when the risks of ownership are transferred.


  (iii) If the Company does not meet any one of the situations described above, all revenue from the arrangement is deferred until such time as the conditions are met.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000


5.  LONG-TERM RECEIVABLES AND DEFERRED FINANCE CHARGES:

    As a result of the restructuring and termination of employees, all employees loans except $65,000, disclosed as long-term receivables and deferred charges as at December 31, 2000, were repaid. Approximately $65,000 of long-term receivables was forgiven as part of a severance package to an employee.


6.  BUSINESS ACQUISITION:

    On September 7, 2001, the Company acquired 66 percent of the outstanding common shares of Chalk.Com Network (Holding) Corporation. The business combination was accounted for using the purchase method of accounting with effect from the date of acquisition. Accordingly, these consolidated statements include the operations of Chalk.Com Network (Holding) Corporation from the date ownership was assumed by the Company until September 30, 2001.

    ===============================================================
    ---------------------------------------------------------------

    Net assets acquired (at fair value):
         Cash                                     $   1,078,705
         Fixed assets                                   274,390
         Intangible assets                            1,515,417
         Capital leases                                 (60,753)
         Due to stockholders                           (942,771)
         Net non-cash operating working
           capital deficiency                          (757,236)

    ---------------------------------------------------------------
    Net assets acquired                           $   1,107,751
    ===============================================================

    Consideration given for net assets acquired:
         Cash                                     $   1,107,751
    ===============================================================

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

6.  BUSINESS ACQUISITION (CONTINUED):

    The intangible assets that make up the amount of $1,515,417 include future revenue based intangibles of $49,500, and employment contract based intangibles of $1,465,917. Future revenue intangibles are being amortized over the weighted average life of the contracts, which is one year. Accumulated amortization is $4,128. The employment contract intangibles are being amortized the life of the contract, which is five years. Accumulated amortization is $24,428.

7.  FIXED ASSETS:

    Included in fixed assets are assets held under capital leases with a net book value of $116,793.

8.  OBLIGATIONS UNDER CAPITAL LEASE:

    During the year, the Company entered into various leases for furniture and equipment expiring in 2004. The obligations require the following minimum payments:

    ======================================================

    Year ending September 30:

    2002                                $   51,401
    2003                                    51,401
    2004                                    15,125
    ------------------------------------------------------

    Future minimum lease payments          117,927

    Amount representing interest            19,809
    ------------------------------------------------------
                                            98,118

    Current portion                         40,360
    ------------------------------------------------------
                                        $   57,758
    ======================================================

9.  DUE TO STOCKHOLDERS:

    At September 30, 2001, the Company owed $947,805 to various stockholders. Pursuant to the terms of the loan agreements, Chalk.com Network (Holding) Corporation received proceeds of $875,000. Interest is accrued semi-annually at a rate of 7% per annum. The principal and accrued interest are due and payable in full within sixty days of Chalk.Com Network (Holding) Corporation completing an equity financing in the aggregate amount of $7,000,000 or greater.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements, page 6
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

10. STOCK OPTIONS:

    A summary of the Company's stock option activity is as follows:

    ===============================================================
                                                           Weighted
                                     Number                 average
                                  of shares          exercise price

    Balance, December 31, 2000   10,912,400                  $ 4.56
    Options granted               7,553,500                    0.84
    Options expired/cancelled    (4,608,400)                   2.68
    ---------------------------------------------------------------
    Balance, September 30, 2001  13,857,500                  $ 3.16
    ===============================================================

    Approximately 4,500,000 of the options outstanding at September 30, 2001 will expire by December 31, 2001 due to employee terminations (note 13).

11. SHARE PURCHASE WARRANTS:

    A summary of the Company's warrant activity for the six month period ended September 30, 2001 is as follows:



========================================================================================================
                                                 Outstanding                                 Outstanding
                                   Exercise     December 31,                                     June 30,
Expiry date                 price per share             2000       Granted          Expired         2001
--------------------------------------------------------------------------------------------------------


March 26, 2001            U.S.        0.383          197,882             -        (197,882)            -
April 7, 2001             CDN          0.63        2,000,000             -      (2,000,000)            -
September 14, 2001        U.S.         1.89        1,417,254             -      (1,417,254)            -
December 14, 2001         U.S.         1.89        1,901,271             -               -     1,901,271
April 13, 2001/2002       U.S.  10.00/11.50           45,000             -               -        45,000
April 13, 2002            U.S.         3.00          139,000             -               -       139,000
April 13, 2002            U.S.         1.00          900,000             -               -       900,000
February 22, 2004
  (note 12)               U.S.         0.92                -     5,229,752               -     5,229,752
--------------------------------------------------------------------------------------------------------
                                                   6,600,407     5,229,752      (3,615,136)    8,215,023
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

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

--------------------------------------------------------------------

12. PRIVATE PLACEMENTS:

    On February 22, 2001, the Company issued, through a private placement, 5,229,752 common shares, for net proceeds of $3,732,418. Additionally, the Company issued 5,229,752 share purchase warrants. The Company also issued brokers' warrants, permitting the holders to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company, for a period of three years, at a price of $1.00 per share.

    On September 7, 2001, the Company issued, through a private placement, 2,941,176 common shares, for net proceeds of $1,000,000.

13. DISCONTINUED OPERATIONS:

    On September 10, 2001, the Company adopted a plan to suspend operations relating to the development and sales of its eCRM soft ware. The Company reduced its work force to approximately ten employees in the U.S. and Canada, six of which are working on a transitional basis, with the remaining expected to be integrated into the operations of Chalk.Com Network (Holding)
    Corporation.   Fixed assets have been written down to market
    value and the Company is in the process of selling the assets. The Company has been removed as the leasee from the Reston, Virginia facilities as of November 15, 2001 and is currently negotiating to remove itself from the leased offices in Vancouver, British Columbia. The Company expects to have these operations completely wound down by December 31, 2001.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

13. DISCONTINUED OPERATIONS (CONTINUED):


============================================================================================


                                       Three month periods ended    Six month periods ended
                                              September 30,              September 30,
                                       -------------------------    ------------------------
                                            2001          2000           2001           2000
--------------------------------------------------------------------------------------------

Revenue:
  Licenses                       $         -   $    144,410      $   41,315     $    251,225
  Services                                 -         34,025          58,603           44,141
  Hardware and software resales            -          4,117           4,536           18,853
  Hardware resales to related
   parties                                 -          8,916          31,384           65,524
  ------------------------------------------------------------------------------------------
                                           -        190,748         135,838          379,743

Cost of revenues:
  Licenses                                 -            347             400             832
  Services                                 -         14,090           4,591          21,503
  Hardware and software resales	           -          4,117           4,536          18,853
  Hardware resales to related
    parties                                -          8,196          31,384          65,524
-------------------------------------------------------------------------------------------
                                           -         26,750          40,911         106,712
-------------------------------------------------------------------------------------------
Gross margin                               -        163,998          94,927         273,031

Operating expenses:
  Sales and marketing
    (including stock-based
    compensation of
    $nil, $1,351,285
    $193,746 and $4,438.594)         927,348      4,587,807       5,002,421      12,425,135
  Research and development
   (including stock-based
   compensation of $nil,
   $552,115, $127,515 and
   $1,054,573)                       612,025      1,298,905       2,560,334       3,509,669
  General and administrative
   (including stock-based
   compensation of $nil,
   $1,036,857, $56,213 and
   $5,928,736)                       644,918      1,915,367       2,630,416       7,941,351
  Costs of discontuing
   operations                      1,370,003              -       1,310,003               -
  Restructuring costs                                     -       1,127,168               -
  -----------------------------------------------------------------------------------------
                                   3,554,294      7,802,079      12,690,342      23,876,155
-------------------------------------------------------------------------------------------
Operating loss from
 continuing operations            (3,554,294)    (7,638,081)    (12,595,415)    (23,603,124)

-------------------------------------------------------------------------------------------

Net loss from
 discontinued operations        $ (3,554,294)  $ (7,638,081)  $ (12,595,415)  $ (23,603,124)

===========================================================================================


SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000

13. DISCONTINUED OPERATIONS (CONTINUED):

    Restructuring costs had been accrued in accordance with SAB
    100. For the nine month period ended September 30, 2001, restructuring costs totaled approximately $1,127,000, which consisted of $611,000 of severance payments to terminated employees and $516,000 relating to the writedown of fixed assets.

    Costs associated with discontinuing operations for the three month period ended September 30, 2001 included $372,000 of severance payments to terminated employees and $998,000 relating to the writedown of fixed assets.

    The following represents the revised carrying values of the remaining assets and liabilities of the discontinued operations included on the balance sheet as at September 30, 2001:

    =================================================================
    -----------------------------------------------------------------

    Accounts receivable                              $     30,066
    Prepaid expenses                                      107,268
    Deposit on lease                                      120,439
    Fixed assets                                          299,143
    Accounts payable and accrued liabilities              586,205
    Due to related parties                                  6,140

    -----------------------------------------------------------------
    =================================================================

14. COMMITMENTS:

    The Company has obligations under operating lease arrangements, which require the following minimum payments for the fiscal periods ending December 31:


    =================================================================
    -----------------------------------------------------------------

    2001                                             $     128,879
    2002                                                   176,342
    2003                                                    45,039

    -----------------------------------------------------------------
                                                           350,260
    =================================================================

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Nine month periods ended September 30, 2001 and 2000


15.  LEGAL CONTINGENCY:

    In July 2001, an employee filed a claim against Chalk.Com Network
    (Holding) Corporation and its for breach of an employment contract. The Company believes the likelihood of this claim being successful is low. The damages are not specified and the possible settlement is not determinable as of the date of these financial statements.