Form 10-K
period 2001-12-31
SIDEWARE SYSTEMS INC
filed 2002-04-16
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The Fiscal Year Ended December 31, 2001

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period:


                                 SIDEWARE SYSTEMS INC.
                        ---------------------------------------
                (Exact name of Registrant as specified in its charter)


                 Yukon Territory
               -------------------               ----------------------
             (State or jurisdiction                 (IRS Employer
                of incorporation)                Identification No.)

              7900 Westpark Drive, Suite T300, McLean, Virginia, 22102
              --------------------------------------------------------
                     (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC Bulletin Board as at March 14, 2002: 14,200,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,514,735 common shares without par value, as at March 14, 2002.


                        Index to Exhibits on Page 47

                             Sideware Systems Inc.
                                   Form 10-K

                               TABLE OF CONTENTS

PART I

Item 1.	  Business                                                        1
Item 2.	  Properties                                                     12
Item 3.	  Legal Proceedings                                              12
Item 4.	  Submission of Matters to a Vote of Security Holders            13

PART II
Item 5.	  Market for Registrant's Commons Equity and Related
            Stockholder Matters                                          13
Item 6.	  Selected Financial Data                                        19
Item 7.	  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    20
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk     38
Item 8.	  Financial Statements and Supplementary Data                    38
Item 9.	  Changes in and Disagreements with Accountants on Accounting
            Financial Disclosure                                         38

PART III
Item 10.  Directors and Executive Officers of the Registrant             38
Item 11.  Executive Compensation                                         40
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                   43
Item 13.  Certain Relationship and Related Transactions                  45

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K                                                          47

                            (ii)

This annual report contains forward-looking statements which involve risks and uncertainties. When used in this annual report the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Sideware's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause these differences include, but are not limited to, those discussed in ITEM 7, under the heading "Risk Factors." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. Sideware undertakes no obligation to publicly release the results of any revisions to the forward-looking statements which may be made to reflect events or circumstances after the date of this annual report, or to reflect the occurrence of unanticipated events.

Prior to November 2000 Sideware filed annual and other reports with the Securities and Exchange Commission as a foreign private issuer, as defined under the Securities Exchange Act of 1934. Beginning in November 2000 Sideware began to file reports as a domestic issuer. Reports which Sideware filed prior to November 2000 contained financial statements prepared in accordance with Canadian generally accepted accounting principles. The financial statements contained in this annual report were prepared in accordance with United States generally accepted accounting principles, and Sideware has restated the results from prior periods in accordance with those principles.

Prior to December 1998 Sideware operated with an April 30 fiscal year end. In December 1998, Sideware changed its fiscal year end from April 30 to December 31. Financial results for periods up to April 30, 1998 are reported with an April 30 year end. Financial results for periods subsequent to April 30, 1998 are reported with a December 31 year end.

PART I.

ITEM 1.  BUSINESS

BUSINESS ACTIVITIES OF SIDEWARE

Sideware was incorporated in April 1983 in the Province of British Columbia, under the name "Heart Minerals Ltd." Sideware shares commenced trading publicly on the Vancouver Stock Exchange in October 1993. On June 27, 1984 Sideware changed its name to "SRO Entertainment International Ltd.", as a result of a change in business to the development of theatrical productions. On January 30, 1990 Sideware changed its name to "Pacrim Entertainment Group Inc.", as a result of a capital reorganisation, in which Sideware shares were consolidated on a 2.5:1 basis.

Sideware entered the software development business in 1990, when it acquired the assets of a private software company named
"Evergreen Technology Corp." On January 9, 1991 Sideware changed its corporate name to "Evergreen International Technology Inc."

In May 1995, Evergreen International Technology Corp. came under new management. In November 1995, the new management released its first commercial product, JOT-IT!. Essentially an electronic "sticky" note, JOT-IT! allowed a user to "stick" notes directly onto documents, applications, drop down menus, text entry fields, and other locations, allowing notes to appear when the user required them. On January 31, 1997 Evergreen changed its corporate name to "JOT-IT! Software Corp.".

In July 1997, 3M Corporation commenced legal proceedings against JOT-IT! Software Corp. alleging that the name "JOT-IT!" infringed 3M trademarks. In October 1997, JOT-IT! settled the 3M litigation, and agreed to change its corporate and product names. The single user product was re-named "Tagalongs".

In November 1997, JOT-IT! Software Corp. released its first groupware product, Net Notions. Neither Tagalongs nor Net Notions generated material revenue, and both products were discontinued. On
February 18, 1998, to comply with the agreement with 3M
Corporation, JOT-IT! Software Corp. changed its corporate name to "Sideware Systems Inc."

In the fall of 1997, Sideware also commenced development of Dr. Bean, an eCRM (electronic Customer Relationship Management) computer program. Dr. Bean created direct real time chat communication between customers and producers marketing their products through Internet e-commerce sites. Dr. Bean was released for commercial distribution during the second half of 1999. Following release of Dr. Bean, development and marketing of Dr. Bean and its successor products became Sideware's principal business.

During 2000 Sideware expanded its work force substantially, and opened several regional sales offices in the United States.
Sideware also relocated its head office from North Vancouver, British Columbia, to Reston, Virginia.

During 2001 Sideware released the Enterprise Interaction Suite, which included the core features of Dr. Bean. The Enterprise
Interaction Suite also added features, including e-mail management, integration of Web based and telephone communications, and software capable of providing automated responses to customer inquiries.

Sideware was not able to generate substantial sales revenue through the Enterprise Interaction Suite. Accordingly, in September 2001 Sideware ceased marketing and development of the Enterprise Interaction Suite. Sideware terminated the majority of its employees, including substantially all of its sales and technical personnel.

In September 2001, Sideware invested $1,000,000, exclusive of acquisition costs, in Chalk.com Network (Holding) Corp., parent company of the Chalk Group, to acquire 13,000,000 common shares from the company's treasury. In addition, Sideware paid $1.00 to acquire 5,000,000 common shares of Chalk.com Network (Holding) Corp., from David Chalk, the founder of the Chalk Group. The 18,000,000 shares acquired by Sideware represented 66.7% of the issued and outstanding shares of Chalk.com Network (Holding) Corp., or 60.3% on a fully diluted basis, after allowing for the exercise of outstanding share purchase warrants and stock options previously issued by Chalk.com Network (Holding) Corp.

In December 2001, Sideware acquired 3,725,050 additional shares in Chalk.com Network (Holding) Corp. from remaining minority stockholders. The additional shares raised Sideware's ownership of the Chalk Group to 80.7%, or 72.9% on a fully diluted basis. To acquire the additional shares, Sideware issued 3,233,346 common shares and 646,668 share purchase warrants. Each share purchase warrant entitles the holder to acquire one additional Sideware share for a period of 18 months at a price of $0.13 per share.

Since September 2001, development of the business of the Chalk Group has been Sideware's principal business. Sideware financial information presented for the year ended December 31, 2001 includes the operations of the Chalk Group, which have been consolidated in Sideware's financial statements with effect from the date of acquisition.

In December 2001 Sideware also signed an Agreement and Plan of Merger and Reorganization with KnowledgeMax, Inc., a private company. Under the agreement, Sideware proposes to merge with KnowledgeMax. Additional information on the proposed merger is given below.

BUSINESS OF THE CHALK GROUP

The Chalk Group began business in 1996 as the producer of "Dave
Chalk's Computer Show", a television show aimed at educating consumers in new technologies.

During 1997, the Chalk Group expanded its business to include production of video presentations for closed circuit broadcast on commercial airline flights. The Chalk Group secured contracts to broadcast its productions on flights of Canadian Airlines International and Cathay Pacific. From the beginning of its business to the final quarter of 1999, the Chalk Group completed its production work relying principally on outside contractors, having fewer than ten full time employees.

In the final quarter of 1999, the Chalk Group began an expansion of its business. The Chalk Group decided to focus its business and marketing efforts on two principal lines of business:

-  production and marketing of video vignettes for online
   Internet advertising; and
- expansion of the group's existing business producing video presentations for commercial airline flights.

The Chalk Group opened an office in the United States, and expanded its work force to approximately 60 employees.
Operations of the Chalk Group during 2000 were financed principally through approximately $5,000,000 in new equity capital which the Chalk Group raised during 2000.

The expansion of the Chalk Group's business did not prove profitable.

- The Chalk Group secured contracts to broadcast its in-flight video presentations with several international airlines, including Delta Airlines, Air France, KLM, and British Airways. In doing so, the Chalk Group committed to make substantial fixed payments for flight broadcast time, in the expectation that it would be able to sell advertising in its presentations at profitable rates. The airline contracts became unprofitable when anticipated advertising revenue did not materialize.
- The Chalk Group also secured contracts to place advertising vignettes on two major internet websites, yahoo.com and excite.ca. Initially the Chalk Group sold its advertising vignettes at loss leader prices, in the expectation that market exposure would lead to additional profitable sales. The production of advertising vignettes became unprofitable when additional sales did not materialize.

For the year ended December 31, 2000, the Chalk Group reported a comprehensive loss of approximately $8.0 million.

During 2001, the Chalk Group contracted its operations, closing its United States office and reducing its work force to approximately 25 employees. With growing use of the Internet for training purposes, the Chalk Group began seeking contracts to produce interactive Internet training programs. In these fields, the Chalk Group has been successful in winning contracts with major corporations. Examples include the following:

- In January 2001, the Chalk Group secured a contract with Sega to develop a website to educate retailers on new Sega game products.
- In March 2001, the Chalk Group secured a contract with Canon Corp. to develop a web-based training program on Canon printers, for use by Canon sales representatives.
- In March 2001, the Chalk Group secured a contract with Symantec to develop an audio/visual Internet presentation explaining the use of Symantec products.
- In June 2001, the Chalk Group secured a contract with Telus Mobility to develop a website to educate sales representatives on new cell phone technologies.
- In July 2001, the Chalk Group secured a contract with the Royal Bank of Canada to develop a website to instruct consumers in on-line banking.
- In October 2001, the Chalk Group secured a contract with Microsoft Canada to produce 15 video vignettes, to be used on the web site of Microsoft Canada, demonstrating key features of the Windows XP operating system.

The approximate geographic breakdown of the contracts signed by the Chalk Group during 2001, by value, is as follows:

-  53.0% with customers in the United States
-  46.5% with customers in Canada
-   0.5% with overseas customers

For the fiscal year ended December 31, 2001, the Chalk Group signed contracts with customers with a total value of approximately US$1.4 million. The value of signed contracts differs from recognized revenues due to the timing of the delivery of the products and the Chalk Group's revenue recognition policy. For fiscal 2001, the Chalk Group's top ten and top twenty customers by signed contract values accounted for 66% and 91% of the total value of signed contracts, respectively. The Chalk Group's top two customers by signed contract values accounted for 12% and 10% of signed contract values. Substantially all of the contracts signed in 2001 were from customers based in Canada and the United States. At present, the Chalk Group cannot determine whether it will have a similar level of customer concentration going forward.

The Chalk Group believes that additional contracts to develop Internet e-Learning content are its most likely source of future revenues, and intends to focus its sales efforts in that area. The Chalk Group also continues to produce the television show "Dave Chalk Computer Life" (previously "Dave Chalk's Computer Show"), which is shown currently in Canada on the Globe and Mail's ROB TV, the Global Television Network, and Tech TV. The Chalk Group has terminated the majority of its airline contracts, but has continued to produce in-flight productions for some airlines, including Air Canada and Cathay Pacific.

Currently, the Chalk Group has 34 full-time employees consisting of:

-  8 sales employees;
-  4 marketing employees;
-  7 accounting, general, and administrative employees; and
-  15 production and engineering employees.

The Chalk Group believes that its owns copyright in the Internet content and television shows which it produces. Otherwise, the Chalk Group has not developed any proprietary software.

The Chalk Group has identified four public companies that it believes compete most directly with its business: Docent, Inc., Click2Learn.com Incorporated, SmartForce CBT Group Plc, and Digitalthink Incorporated. All four companies specialize in the development of web-based learning and training solutions. The Chalk Group believes that additional competitors are likely to enter the field as e-learning becomes more prominent in the corporate world. Those competitors may have significant competitive advantages over the Chalk Group, including greater name recognition and greater financial, technical, marketing, and other resources.

MERGER AGREEMENT WITH KNOWLEDGEMAX, INC.

On December 7, 2001, Sideware entered into an Agreement and Plan of Merger and Reorganization with KnowledgeMax, Inc. KnowledgeMax is a Delaware corporation with its principal executive offices in McLean, Virginia, a suburb of Washington, D.C. If the merger proceeds, the business of KnowledgeMax will become the business of Sideware, and Sideware will change its name to "KnowledgeMax, Inc." This description of the merger agreement is qualified in its entirety by reference to the merger agreement which is included as Appendix A to the proxy statement prospectus and is incorporated herein by reference.

To complete the merger, Sideware has established a wholly owned Delaware subsidiary corporation, KM Acquisition Corp. KM Acquisition Corp. will merge with and into KnowledgeMax, making KnowledgeMax a wholly owned subsidiary of Sideware. KnowledgeMax stockholders will receive shares of Sideware common stock, and Sideware will assume the existing stock options of KnowledgeMax, by issuing shares of Sideware common stock when the options are exercised. Prior to completing the merger, Sideware will change its corporate jurisdiction from the Yukon Territory of Canada to Delaware, by continuing as a corporation under the General Corporation Law of Delaware. Sideware stockholders will still own Sideware shares, but they will be shares of common stock of a Delaware corporation, rather than shares in a Yukon corporation.

   CONVERSION RATIO ON THE MERGER

The merger agreement includes a procedure to calculate the conversion ratio, setting the number of shares of Sideware common stock that will be issued for each share of KnowledgeMax common stock. The intent of the merger agreement is to give existing
KnowledgeMax stockholders a 55% interest in Sideware, with the existing Sideware stockholders retaining 45%. The merger agreement also includes procedures to allow for outstanding warrants and stock options.

More specifically, the conversion ratio will be calculated using data that is current at the time of closing, by:

- adding the total number of outstanding Sideware shares to the total number of shares underlying Sideware warrants and options that are "in the money" (i.e., with exercise prices below the market value of Sideware shares) at closing;
- dividing that number by the total number of outstanding KnowledgeMax shares, plus the total number of shares underlying KnowledgeMax warrants and options, whether in the money or not; and
-  multiplying the result by 55/45.

The merger agreement also includes two qualifications to this procedure:

- In December 2001, Sideware granted options to employees and officers of the Chalk Group to purchase 1,255,000 shares of Sideware common stock, to fulfill previous commitments to those employees. These options will expire within 30 days after the merger, and will only be included in calculating the conversion ratio to the extent that they are exercised prior to the merger.

- In December 2001 and January 2002, Sideware also granted options to purchase 2,475,000 shares of Sideware common stock to several Sideware directors and employees, also to fulfill existing commitments, and to compensate employees who accepted reduced pay. These options will be included in calculating the conversion ratio, whether they are in or out of the money.

Following the merger, Sideware will assume the obligations of KnowledgeMax under its existing stock options, which means that the option holders will be able to acquire Sideware stock on the exercise of their options. Using the estimated conversion ratio of 24.35, Sideware estimates that participants in the KnowledgeMax stock option plan will hold options to purchase approximately 15,364,850 shares of Sideware common stock at a weighted average price of approximately $0.06 per share. Sideware options and warrants will continue to be exercisable at the same exercise prices as before the merger.

Following the merger, Sideware expects to have approximately 178,565,900 shares of common stock issued and outstanding. The following table shows the number of Sideware shares that will either be issued or reserved for issuance in the categories indicated, and also percentage ownership on:

-  an issued and outstanding basis; and
- a diluted basis, giving effect to all options and warrants which are "in the money" based on current trading prices.

Sideware share capital - post merger


Category              Number of      % - issued and      % - diluted,
                       shares          outstanding       including in
                                                          the money
                                                         options and
                                                          warrants

Sideware
stockholders         85,514,735             48%             44%

KnowledgeMax
stockholders         93,051,165             52%             47%

Holders of
KnowledgeMax
options              15,364,850             n/a              8%

Holders of
Sideware
warrants - in
the money               646,668             n/a              *

Holders of
Sideware
warrants - out
of the money          8,279,085             n/a             n/a

Holders of
Sideware
options - in
the money             2,475,000             n/a              1%

Holders of
Sideware
options - out
of the money         10,968,316             n/a              n/a

* Less than 1%


   MANAGEMENT FOLLOWING THE MERGER

The merger agreement provides that Sideware will have 11 directors following the merger. Five directors will come from the current Sideware board, and six will be current directors of KnowledgeMax. The following table lists the individuals that are expected to serve as directors and executive officers following the merger:

     Name              Age    Expected position with Sideware

E. Linwood Pearce       56    Chairman of the Board of
                              Directors and Chief Executive
                              Officer

James L. Speros         42    President and Director

Kenneth R. Thornton     59    Vice Chairman of the Board of
                              Directors

Donna L. Lynn           60    Chief Operating Officer and
                              Director

Edwin S. Grosvenor      50    Executive Vice President and
                              Director

Alan R. Sultan          36    Senior Vice President and
                              Director

Jay H. Nussbaum         57    Director

Jack Kemp               66    Director

John Shoemaker          59    Director

Edward H. Gross         58    Director

Joe J. Boivin           35    Director

Charles P. Abod II      41    Acting Chief Financial Officer

Richard Luebkemann      43    Vice President for Technology

Rahul Bardhan           36    Vice President for Engineering

Mr. Pearce, Ms. Lynn, Mr. Grosvenor, Mr. Sultan, Mr. Gross, and Mr. Boivin are currently directors of KnowledgeMax. Mr. Gross is a former executive director of Baker & Taylor, Inc., a significant stockholder of KnowledgeMax. Mr. Gross served as Baker & Taylor's designee on KnowledgeMax's board of directors pursuant to a contractual right granted to Baker & Taylor by KnowledgeMax. Upon Mr. Gross's resignation from Baker & Taylor, Baker & Taylor appointed a new designee, Pamela R. Smith, to replace Mr. Gross on the KnowledgeMax board of directors. While Mr. Gross has been elected to serve as a director of Sideware following the closing of the merger, he has indicated his desire to resign this position immediately following such appointment. Accordingly, it is anticipated that the board of directors will fill the vacancy created by Mr. Gross's resignation by appointing another designee of Baker & Taylor, who is presently expected to be Ms. Smith. Mr. Abod and Mr. Luebkemann are officers of KnowledgeMax.

  CONDITIONS TO THE MERGER

The merger agreement contains conditions to the merger, some of which have not yet been fulfilled. Accordingly, it is not yet known whether the merger will proceed.

Some of the conditions bind only one of the parties, meaning that the other party can decide to waive the condition, and proceed with the merger even if the condition is not fulfilled. Other conditions are binding on both parties, meaning that they must either be fulfilled or waived by both parties before the merger proceeds.

Some of the conditions have already been fulfilled at the date of this annual report:

- Sideware has raised at least $1,000,000 in private placement financing.
- Certain of the directors, officers, and large stockholders of Sideware and KnowledgeMax have executed voting agreements.
- KnowledgeMax has completed an audit of its financial statements delivered to Sideware prior to execution of the merger agreement.
- Both Sideware and KnowledgeMax held stockholders' meetings on March 20, 2002, having filed a joint proxy statement - prospectus included on a registration statement on Form S-4 relating to the merger and their respective stockholder meetings. Approval for the merger agreement from both Sideware and KnowledgeMax stockholders was received at the meetings on March 20, 2002.
- The percentage of dissenting Sideware shares plus the percentage of KnowledgeMax dissenting shares did not exceed 6%.

The principal remaining condition that binds both parties is the following:

-  Sideware must continue as a Delaware corporation.

The principal conditions binding Sideware only, which can be waived by KnowledgeMax, are the following:

- Sideware must raise at least $2,000,000 through the sale of some or all of the Chalk Group, and have the proceeds placed in escrow prior to closing the merger. SIDEWARE EXPECTS THAT IT CAN ONLY RAISE THIS AMOUNT BY SELLING MOST
   OR ALL OF ITS INTEREST IN THE CHALK GROUP.   As of the
   date of this annual report, Sideware has sold 15% of its interest in the Chalk Group for aggregate proceeds of $301,026.
- Sideware must appoint certain existing KnowledgeMax directors and officers as directors and officers of Sideware.
- The representations and warranties of Sideware must be accurate, and Sideware must perform the covenants set out in the merger agreement.
- Sideware must have a third party assume liability under the lease of its Vancouver, British Columbia office premises, effective the later of the closing of the merger and April 1, 2002. Sideware expects that it will require the purchaser of the Chalk Group to assume this lease.
-  Sideware must not suffer a material adverse change.

The principal conditions binding KnowledgeMax only, which can be waived by Sideware, are the following:

- All KnowledgeMax preferred shares must be converted to common shares, and all KnowledgeMax warrants must either be exercised or terminated.
- The representations and warranties of KnowledgeMax must be accurate, and KnowledgeMax must perform the covenants set out in the merger agreement.
-  KnowledgeMax must not suffer a material adverse change.

  TERMINATION, LOAN REPAYMENT AND LIQUIDATED DAMAGES

Either party can terminate the merger agreement if:

- it determines that a condition to the merger binding the other party either has not been, or will not be, fulfilled;
- the other party is in breach of its representations, warranties or covenants, and the breach is not cured within 15 days of demand or
- the merger is not completed by July 31, 2002, other than because of a default by the party seeking to terminate the merger.

The merger agreement also contains provisions governing repayment of any funds loaned by Sideware to KnowledgeMax, and the payment of liquidated damages, if the agreement is terminated:

- If Sideware terminates the merger agreement on account of intentional misrepresentations or willful material breach of contract by KnowledgeMax, KnowledgeMax must repay any amounts it has borrowed from Sideware immediately, plus $1,000,000 in liquidated damages
- If KnowledgeMax terminates the merger agreement on account of intentional misrepresentations or willful material breach of contract by Sideware, Sideware must pay KnowledgeMax
   $1,000,000 in liquidated damages, and KnowledgeMax can set that amount off against any loan it has received from Sideware.
- If the merger agreement is terminated on any other grounds besides those identified above, KnowledgeMax must repay any amounts loaned to it under the merger agreement within six months.


   BUSINESS OF KNOWLEDGEMAX, INC.

As Sideware may complete a merger with KnowledgeMax following its stockholders' meeting held March 20, 2002, information about the business of KnowledgeMax has been included in this annual report. This information has been provided by KnowledgeMax, and is accurate to the best of the knowledge of Sideware management.
As described above, there are a number of material conditions that must be satisfied or waived before the merger can close. Accordingly, there can be no assurance that the merger will be consummated.

KnowledgeMax is a privately held company incorporated in the State of Delaware and located in metropolitan Washington D.C.'s technology corridor. KnowledgeMax has developed a supply chain management system which it believes will significantly change the way corporations and other organizations select, purchase, and deliver knowledge resources and education to their professional employees. Through KnowledgeMax's solution, corporations can select and make available to employees throughout the organization a wealth of inter-related learning and knowledge resources at a measurable and controllable cost.

KnowledgeMax's eLearning desktop incorporates proprietary technologies and connects to multiple databases of learning content and knowledge resources, utilizing an integrated internet-enabled backplane. KnowledgeMax's marketing approach is to provide corporate users with an integrated desktop containing value-added services as a means to bind its clients to KnowledgeMax's enterprise eLearning and knowledge resource centers, using a co-branded corporate delivery structure.

KnowledgeMax has assembled an experienced and complementary executive team that brings to KnowledgeMax expertise in general business, traditional and electronic publishing, corporate education, the information industry, internet/intranet integration, and information technology. KnowledgeMax's senior executives have launched and developed new business ventures and have experience managing both privately held and publicly traded companies. They have experience in international marketing and distribution, strategic partnering technology and enterprise platform development, and capital raising.

   INDUSTRY BACKGROUND

According to Training Magazine's 1999 Industry Report, the market for education, including both instructor-led and technology-enabled (e.g. online, computer-based, or video) is more than $62 billion in the U.S. for corporations (employer-sponsored learning) and of this $62 billion, U.S. organizations spend more than half ($34 billion) on professionals and managers. According to Eduventures, Inc., companies in the training market generated revenues of $26.7 billion in 1999, a 10% growth over 1998, and overall training budgets grew 23.5% with outsourcing growing at 51.5%. Fueling the market is a strong demand for effective development and retention of knowledge resources within corporations.

With growing concern over competition, the need to retain the best and most qualified professionals (even in an economic downturn), and the attrition of dedicated in-house knowledge professionals, corporations are facing ever-increasing pressure to treat the knowledge of workers as a primary asset of the firm and a key source of competitive advantage. KnowledgeMax believes that leading organizations have realized that effective internal education, development, and access to knowledge resources are critical to both retaining valuable employees and increasing their capabilities at a reasonable cost. Consolidation in a variety of industries such as finance, telecommunications, and energy, is fostering the need to retrain displaced personnel.

Investment in the education of the workforce has always been a significant corporate expense - according to Training and Development Magazine, companies spend between $500 and $3,500 for each employee. However this outlay has generally been inefficiently spread across an uncoordinated and undirected array of educational offerings from multiple vendors. Today, few companies can accurately determine the return on training investments due to a lack of consolidated data and supporting measurement criteria. Without central control of education and training activities, organizations often make unnecessary and duplicate investments, acquire materials of uneven quality, disseminate at significant expense and find that much of their effort is ineffective.

Numerous organizations have begun to embrace the "next wave" of technological innovation - the corporate university - as a way of consolidating educational investment and controlling the focus of employee education. Corporate University Xchange, a US corporate education research and consulting group, estimates that over the past 15 years the number of corporate universities grew from 400 to about 2,000, and it estimates that by the end of the decade the number of corporate universities will exceed 3,700. KnowledgeMax believes that organizations are now searching for an "out-of-the-box" solution for their corporate universities.

The supply of education and training products and services has traditionally been fragmented into many small players and a handful of larger providers, each targeting only specific "islands of learning content," and delivered in classroom settings that often require expensive travel and critical time away from the workplace. The development of electronic distribution technologies has greatly reduced the time and cost of providing education while increasing the flexibility and customization of learning programs.

   VALUE PROPOSITION

KnowledgeMax has developed an enterprise knowledge platform to provide an off-the-shelf procurement and delivery service that supports an enterprise-wide knowledge and eLearning solution. The system manages transactions, while responding to the changing needs of its clients. The system enables clients to track expenditures across their organizations, and leverage the capabilities of technology-based educational and knowledge products, including books, online courseware, training videos, and books on tape.

KnowledgeMax believes that the efficiencies provided by its supply chain management system can generate significant cost savings for its corporate clients. KnowledgeMax believes that its clients' employees will benefit from a one-stop shop for a wealth of knowledge resources, access to personalized learning anytime and at anyplace, the empowerment to learn and develop their careers, and the support and explicit sponsorship of their employers. KnowledgeMax also believes that the direct access to the corporate desktop to be provided by its system will give many learning and information content partners a superior distribution channel to millions of professionals worldwide.

   PRODUCTS AND SERVICES: THE VIRTUAL KNOWLEDGE RESOURCE CENTER

KnowledgeMax creates added value beyond simple aggregation of content with a variety of services, including its own expert advice on the selection of materials. KnowledgeMax also offers additional content that includes excerpts of leading business books, product descriptions, reviews of new offerings, suggested reading lists, and proprietary online knowledge resources including:

 - KnowledgeNetwork: A proprietary online database created by KnowledgeMax, containing courses, videos, audiotapes, and online excerpts of business books in over fifty categories. The system functions like a consultant and an expert business librarian, providing employees with a variety of ready-to-go materials.

 - Experts Online: Instant access to writing by more than 800 business leaders, consultants and academics such as Norman Augustine, Warren Bennis, Edwards Deming, Peter Drucker, Andrew Grove, Michael Hammer, Rosabeth Moss Kanter, Tom Peters, Michael Porter, Peter Senge, and Jack Welsh.

 - Virtual Business SchoolTM: The Virtual Business SchoolTM is a proprietary learning system organized into recommended courses for independent learning. The Virtual Business SchoolTM features current best practices and thinking on critical business issues, including Business Strategy, Growth and Innovation, The Learning Organization, Managing Quality, People Skills, Teams and Teamwork, Marketing, Salesmanship, and Sales Strategy.

 - BookFinder - information on over 2.5 million books with one of the most powerful search systems available for books, including 100,000 searchable tables of contents and lists of books in 12,000 business subject categories.

 -  E-Learning - hundreds of Web-based courses and Computer-
    Based Training (on CD-ROMs) from numerous respected content providers in one convenient database.

 - Videos/Tapes - a single source for hundreds of training videos and business books on tape.

In the future, KnowledgeMax plans to offer premium services that enable client organizations to integrate their content into the KnowledgeMax platform, take advantage of the KnowledgeMax supply chain infrastructure to provide an internal and external distribution channel for client content, and deliver specialized events and learning opportunities to the end-user desktop. KnowledgeMax expects that the first of its premium service offerings will be "Print on Demand", providing on-demand printing or CD/CDR replication for books and bound publications and documents. This feature will provide the client with the ability to deliver volatile information without incurring the upfront costs of volume commitments, printing, and warehousing. KnowledgeMax's supply chain process is expected to enable the client to completely outsource this function to KnowledgeMax.

   INFRASTRUCTURE ASSETS

KnowledgeMax currently operates a proprietary search engine developed with the assistance of leadSOFT, which incorporates content management, user authentication, registration, tailored purchasing protocols, and eCommerce functionality.

KnowledgeMax's eCommerce services will offer a number of combinations of purchasing options, including automatic purchase orders and required charge back codes to fit different corporate purchasing protocols.

Orders for books placed through the system are directed to KnowledgeMax's strategic partner and investor, Baker & Taylor, and drop-shipped from Baker & Taylor's warehouse. Koen Books and Pearson Education also provide book fulfillment directly to the end user. Other learning products, when added, are expected to be fulfilled by Baker & Taylor or made available through business alliances with owners of the content.

   SALES AND MARKETING

KnowledgeMax promotes its services through executive direct sales at the enterprise level, marketing to the ultimate employee end user within an organization, and assisted distribution through service partners and value-added reseller partners. This multi-tiered approach is designed to capture new customers and maximize the business conducted with existing customers:

- Enterprise: A dedicated sales force solicits sales to new clients.
- Partnerships: KnowledgeMax is focused on creating strategic relationships, such as co-branding and co-marketing, with established service and product vendors in related markets.
- End-User: KnowledgeMax intends to establish a client services group to expand its existing relationships.

   CLIENTS

KnowledgeMax has contracts with several customers, of which the largest is IBM. To date, IBM has accounted for the majority of KnowledgeMax's revenue. If KnowledgeMax were to lose one of its key contracts or if sales to its key customers were reduced materially, it would have a material adverse effect on KnowledgeMax's results of operations.

   INTELLECTUAL PROPERTY

The success and ability of KnowledgeMax to compete are dependent on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. KnowledgeMax relies on a combination of trademark, trade secret and contractual restrictions to protect the proprietary aspects of its technology and license arrangements to use the proprietary technology of others. These legal protections afford only limited protection for KnowledgeMax technology. KnowledgeMax holds no patents and has not filed any patent applications with the United States Patent and Trademark
Office. KnowledgeMax seeks to limit disclosure of KnowledgeMax intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with KnowledgeMax and by restricting access to its source code. Due to rapid technological change, KnowledgeMax believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to existing products are more important than the various legal protections of its technology to establishing and maintaining a technology leadership position.

Despite the efforts of KnowledgeMax to protect its proprietary rights, unauthorized parties may attempt to copy aspects of KnowledgeMax technology or to obtain and use information that KnowledgeMax regards as proprietary. Litigation may be necessary in the future to enforce the intellectual property rights of KnowledgeMax, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any litigation could result in substantial costs and diversion of resources and could cause the business and financial results of KnowledgeMax to suffer. There can be no assurance that the means of KnowledgeMax of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. Any failure to meaningfully protect KnowledgeMax property could cause its business and financial results to suffer.

   SUPPLIERS AND STRATEGIC PARTNERS

KnowledgeMax has formed a number of strategic relationships to support operations, to provide premium services, and to grant access to a broad pipeline of content in order to provide a suite of the "best-of-breed" education and training products available:

- Baker & Taylor, one of the world's largest book, video, and audio wholesalers (with over 10 million books in stock), is a stockholder and a key strategic partner of KnowledgeMax, and has been engaged to fulfill KnowledgeMax's book orders directly to KnowledgeMax's clients. In turn, KnowledgeMax provides an outlet for Baker & Taylor to reach the corporate market.
- leadSOFT, a leading provider of search engines in the publishing industry, is both the developer of the search engine technology and a stockholder of KnowledgeMax.
- Koen Books, another large wholesaler, fulfills and ships book orders worldwide.
- Pearson Education, one of the leading providers of IT and business books and educational materials, provides books and other educational materials to KnowledgeMax customers.
- KnowledgeMax has over fifty agreements with providers of courseware, eLearning, videotapes, databases, journals, and publications and research reports, which it is in the process of aggregating into its system.

   COMPETITION

The corporate learning market is highly fragmented and extremely competitive with many new companies emerging to capitalize on the growing corporate eLearning space. Many firms are solely concentrating on developing original learning content (books, tapes, CDs, videos, online courseware, interactive simulations, etc.). However, KnowledgeMax and its most direct competitors focus on supplying distribution and services in the corporate education and training industry.

Many of KnowledgeMax's competitors have greater financial resources and more experience than KnowledgeMax. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

KnowledgeMax anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. KnowledgeMax's competitors may develop more effective or more affordable technologies or services than KnowledgeMax can provide, thus rendering
KnowledgeMax's technologies and/or services obsolete or uneconomical.

   EMPLOYEES

As of April 1, 2002, KnowledgeMax employed 16 fulltime employees and 4 independent contractors. Of these employees and contractors, 6 are in executive or administrative positions, 3 are in editorial, 9 are in information technology, and 2 are in sales and business development. KnowledgeMax believes that its professional employees are trained and skilled and that its ability to continue to provide products and services to its existing clients and to expand its business is highly dependent upon retaining its existing professionals and attracting additional professionals with the requisite credentials. The competition for these types of employees is intense and the loss of a significant number of its professional staff could have a material adverse effect on the company. KnowledgeMax believes that its relationship with its employees is good and none of its employees are represented by a collective bargaining unit.


ITEM 2.  PROPERTIES

Sideware has moved its head office to 7900 Westpark
Drive, Suite T300, McLean, VA 22102. KnowledgeMax has entered into a lease for these premises, which are intended to serve as the principal executive offices for the combined company following the merger.
The term of the lease runs to March 1, 2003, and KnowledgeMax has the right to renew the lease for a further three years. The rent is $12,030.33 per month and the area of the premises is 8,492 square feet. Sideware is not a party to the lease.

Prior to October 2000, Sideware's head office was in North Vancouver, British Columbia. In October 2000, Sideware moved its head office to Reston Virginia, and continued to use the North Vancouver premises as a research and development office. In addition, during 2000 Sideware opened approximately 8 regional sales offices in the United States.

With the contraction of its business during 2001, Sideware has substantially reduced its office premises. During 2001, it closed its regional sales offices. Sideware has also terminated its lease obligations with respect to its Reston head office premises.

Sideware has also terminated its lease obligations relating to its previous U.S. head office premises in Herndon, Virginia. As part of the agreement to terminate that lease, Sideware agreed with the landlord that it will be responsible for a maximum of $30,500 in rent if the new tenant does not pay the required rent.

The premises previously occupied by Sideware in North Vancouver have now been occupied by other companies. However, Sideware remains liable to the landlord if the present tenants fail to pay the rent. The term of the lease which Sideware executed ends in August 2003. If the present tenants default in payment of the rent, the resulting maximum liability for Sideware will be approximately $300,000, based on the rental payments remaining until the end of the lease term.

Sideware has sublet premises which it previously occupied in Atlanta, Georgia. Rent payments under the head lease total approximately $5,800 per month, and Sideware is receiving approximately $4,200 from the sub-tenant. Sideware must pay the difference, and could be liable for the total lease payment if the sub-tenant does not pay the rent. The Atlanta lease ends in April 2003.

The Chalk Group operates from leasehold premises in Burnaby, British Columbia. The lease runs to December 2002, and costs approximately $7,000 per month.


ITEM 3.  LEGAL PROCEEDINGS

As at the date of this annual report, neither Sideware nor any company in the Chalk Group is party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

At Sideware's annual general meeting held June 20, 2001, the stockholders of Sideware authorized a change of the corporate jurisdiction of Sideware from British Columbia to the Yukon Territory, Canada. Sideware acted on that resolution in December 2001, and became a Yukon corporation effective December 18, 2001.



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     NATURE OF TRADING MARKET

Sideware common shares currently trade on the Toronto Stock Exchange under the symbol "SYD.U" and are quoted on the OTC Bulletin Board under the symbol "SDWS". Trading on the Toronto Stock Exchange commenced November 10, 2000. Quotation on the OTC Bulletin Board was authorized to commence October 29, 1999.

Prior to November 20, 2000, Sideware shares also traded on the Canadian Venture Exchange. Up to November 4, 1999 trading on the
Canadian Venture Exchange was in Canadian dollars.

The following table sets forth trading information for the quarters indicated. Figures quoted for the third quarter of 1999 and all previous periods are in Canadian dollars, and are based on data from the Canadian Venture Exchange. Figures quoted for the fourth quarter of 1999 and all subsequent periods are in United States dollars, and are based on data from the Canadian Venture Exchange, the Toronto Stock Exchange, and the OTC Bulletin Board.

Figures stated for the Canadian Venture Exchange and the Toronto Stock Exchange represent high and low trading prices. Figures stated for the OTC Bulletin Board represent high and low bids. Figures stated for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.




                                        CVE/TSE         CVE/TSE         OTC-BB          OTC-BB
                                        High            Low             High            Low
                                        ($/C$)          ($/C$)          ($)             ($)
                                        -------         -------         ------          ------

2001
----

Fourth Quarter                          $0.255          $0.105          $0.26            $0.10
Third Quarter                           $0.50           $0.12           $0.52            $0.13
Second Quarter                          $0.64           $0.11           $0.65            $0.15
First Quarter                           $1.80           $0.35           $1.69            $0.35

2000
----

Fourth Quarter                          $2.40           $0.44           $2.25            $0.44
Third Quarter                           $4.25           $1.92           $4.00            $1.91
Second Quarter                          $10.35          $3.30           $10.19           $3.28
First Quarter                           $25.50          $7.05           $24.88           $7.06


1999
----

Fourth Quarter                          $10.15          $1.48           $12.85           $1.38
Third Quarter                           C$3.38         C$2.20
Second Quarter                          C$3.47         C$0.94
First Quarter                           C$0.85         C$0.45



On, March 14, 2002 the closing prices for Sideware shares on the Toronto Stock Exchange and the OTC-Bulletin Board were $0.16 and $0.19, respectively.

     DIVIDEND POLICY

Sideware has never paid cash dividends on its capital stock. Sideware currently intends to retain all earnings, if any, to finance the growth and development of its business. Sideware does not anticipate paying any cash dividends in the foreseeable future.

     DESCRIPTION OF OUTSTANDING CAPITAL STOCK

Sideware's authorized capital consists of 198,978,997 common shares without par value. The holders of the common shares are entitled to receive notice of, attend and vote at all shareholders' meetings. The common shares carry one vote per share and have no par value. The holders of the common shares are entitled to receive dividends if, as, and when declared by our board of directors. The common shares carry no preemptive rights, conversion rights, redemption provisions, sinking fund provisions or liability to further calls or to assessment. There are no restrictions on Sideware's ability to repurchase or redeem the common shares except under applicable securities laws, and to the extent that any such repurchase or redemption would render our company insolvent.

As of March 14, 2002 Sideware has 85,514,735 shares of common stock outstanding, which are held of record by approximately 450 stockholders of record. Approximately 371 record holders of common shares (including CEDE & Co., a US depository) are within the United States, holding
30.4 million shares (approximately 36% of the total shares issued and outstanding). Approximately 45.8 million shares are registered in the name of CDS & Co., a Canadian depository. Approximately 14.9 million shares are registered in the name of CEDE & Co., a United States depository.

Based on information Sideware assembled for its March 20, 2002 shareholders' meeting, Sideware believes it has in excess of 20,000 beneficial shareholders. Sideware does not have reliable information as to the extent of beneficial ownership of its shares by United States residents, but believes that in excess of 50% of its shares are owned beneficially by United States residents.

     RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2001, Sideware issued the following securities in private placements, pursuant to exemptions from registration under section 4(2) of the Securities Act of 1933.

During the year ended December 31, 2001, Sideware issued the following securities in private placements, pursuant to exemptions from registration under Section 4(2) of the Securities
Act of 1933.

(1) On February 22, 2001, Sideware issued 5,229,752 units to 44 purchasers. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at any time up to February 22, 2004. The initial exercise price for the warrants was $1.00 per share, but that exercise price has subsequently been reduced as a result of the effect of anti-dilution clauses in the warrant agreements. Sideware estimates that the current exercise price for the warrants is $0.80. The warrants are non-transferable. None of the warrants have been exercised.

The price of the units was $0.76 per unit for all purchasers other than Grant Sutherland, Paul Hildebrand, and Alder
Enterprises Ltd.  In accordance with regulations of the Toronto
Stock Exchange, those purchasers paid a price of $0.80 per unit.

The purchasers of the units included the following directors and executive officers of Sideware:

   Grant Sutherland                              1,250,000 units

Other purchasers who acquired 5% or more of this offering included the following:

   Welcome Opportunities Ltd.                      500,000 units
   SDS Merchant Fund LP                            394,737 units
   American High Growth Equities Retirement Trust  328,947 units
   Michael Colen                                   263,158 units

All purchasers in the February 22, 2001 private placement were accredited investors. Issuance of the units was exempt from registration under Rule 506 of Regulation D to the Securities
Act of 1933.

H.C. Wainwright & Co., Inc. acted as placement agent for the February 22, 2001 private placement. As consideration for placement agent services, Sideware paid H.C. Wainwright & Co., Inc. commissions totalling $282,252.60, equal to 7% of the funds raised in the February 22, 2001 private placement. Sideware also issued to H.C. Wainwright & Co. Inc. and certain of its associates warrants to acquire 526,316 common shares and 526,316 share purchase warrants. Under the terms of these warrants, payment of an exercise price of $0.76 entitles the warrant holder to receive one common share and one share purchase warrant.
Each share purchase warrant will entitle the holder to purchase one additional share.
The initial exercise price for the share purchase warrants was $1.00, but that exercise price has subsequently been reduced as a result of the effect of anti-dilution clauses in the warrant agreements. Sideware estimates that the current exercise price for the warrants is $0.80. The warrants issued as consideration for placement agent services, and any share purchase warrants issued on exercise of those warrants, will expire February 22, 2004.

(2) On September 5, 2001 Sideware issued 2,941,176 shares to Grant Sutherland, a Sideware director, at a price of $0.34 per share. Issuance of the shares was exempt from registration under Rule 506 of Regulation D to the Securities Act of 1933. Sideware used the proceeds from this private placement to fund the acquisition of a majority interest in the Chalk Group.

(3) On December 11, 2001, Sideware issued 13,500,000 shares to 22 purchasers at a price of $0.10 per share. The shares were issued to accredited investors pursuant to exemptions from registration under Rule 506 of Regulation D to the Securities Act of 1933. The purchasers of the shares included the following directors and executive officers:

   James Speros                                   1,000,000 shares
   Kenneth Thornton                               1,000,000 shares
   Grant Sutherland                               1,000,000 shares

Other purchasers who acquired 5% or more of this offering included the following:

   Michael Colen                                  1,000,000 shares
   Welcome Opportunities Ltd.                     1,000,000 shares
   Sidney Colen                                   1,000,000 shares
   Blackjack Investments LP                       1,000,000 shares
   Melvin Beaumont                                1,000,000 shares
   Debra Berman                                     750,000 shares

(4) During December 2001, Sideware has issued 3,233,346 common shares and 646,668 share purchase warrants to acquire the positions of six minority stockholders in the Chalk Group. Each share purchase warrant entitles the holder to acquire one additional common share of Sideware common stock at a price of $0.13 per share for a period of 18 months. In exchange, Sideware received an additional 3,725,050 shares in Chalk.com Network (Holding) Corp., parent company of the Chalk Group, raising its interest in the Chalk Group to 80.7%.
The shares and warrants were issued to accredited investors pursuant to exemptions from registration under Rule 506 of Regulation D to the Securities Act of 1933.

(5) On December 17, 2001, Sideware agreed to issue 332,222 shares to directors and employees in satisfaction of unpaid salary and bonus commitments as follows.

  Kenneth Thornton:  45,303 shares in lieu of $6,500 in unpaid salary
  James Speros:      98,737 shares in lieu of $14,166.68 in unpaid salary
  Rahul Bardhan:     48,788 shares in lieu of $7,000 in unpaid salary
  Michael Finn:      139,394 shares in lieu of $20,000.00 in unpaid
                     salary and bonus

The shares were issued in January 2002. The shares were issued to accredited investors pursuant to exemptions from registration in Rule 506 of Regulation D to the Securities Act of 1933.

(6) On December 17, 2001, Sideware issued 362,202 shares to a creditor of the Chalk Group, in settlement of debts of the Chalk Group. The shares were issued to an accredited investor pursuant to exemptions from registration in Rule 506 of Regulation D to the Securities Act of 1933.

All cash proceeds from of the securities listed above have been used as general working capital, to finance our ongoing operations.


     EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

Sideware is unaware of any governmental laws, decrees or regulations in force in Canada which restrict the export or import of capital, or the remittance of dividends, interest, or other payments to US residents.
There are no limitations imposed by the laws of the Yukon Territory, or by the Sideware charter or other governing documents, on the right of a non-resident to hold or vote shares of Sideware common stock. However, investments in Sideware common stock could be affected by either the Investment Canada Act (the "Investment Act") or the Competition Act of Canada.

   INVESTMENT ACT REVIEW

The following summarizes the principal features of the Investment Act for a non-resident who proposes to acquire Sideware common stock. The summary is of a general nature only and is not intended to be more; nor is it a substitute of independent advice from an investor's own advisor. The summary does not anticipate statutory or regulatory amendments.

The Investment Act generally prohibits implementation of "reviewable" investments by persons, including governments, who are not "Canadians" as defined in the Investment Act. The prohibition does not apply if the responsible cabinet Minster, after review, is satisfied that the investment is likely to be of a net benefit to Canada.

Whether an investment is "reviewable" under the Investment Act can depend on the nationality of the investor. A US citizen qualifies as a "World Trade Organization Investor." As a result, and subject to the restrictions noted below, an investment in a Canadian business by a US citizen is only reviewable if it is an investment to acquire control of the Canadian business, and if the value of the assets of the Canadian business, as shown on its financial statements, exceeds a specified amount. For 2001 the specified amount was $209 million.

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

A non-Canadian would acquire control of Sideware for purposes of the Investment Act if the non-Canadian acquired a majority of the common stock. The acquisition of less than a majority, but of one-third or more of the common stock, would be presumed to be an acquisition of control unless it could be established that, on acquisition, the company would not be controlled in fact by the acquirer through the ownership of shares of common stock.

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

   COMPETITION ACT REVIEW

Investments giving rise to the acquisition or establishment, directly or indirectly, by one or more persons of control over, or a significant interest in the whole or part of, a business of a competitor, supplier, customer, or other person are subject to substantive review by Canada's Competition Law Authority, the Director of Investigation and Research.

If the Director concludes that a merger, whether by purchase or lease of shares or assets, by amalgamation or by combination, or otherwise, prevents or lessens, or is likely to prevent or lessen competition substantially, he may apply as may be necessary to eliminate the substantial lessening or prevention of competition. The substantive merger review power applies to all mergers, whether or not they meet limits for pre- notification under the Competition Act.

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

In order for a share acquisition transaction to be pre-notifiable, the parties to the transaction (being the person or persons who proposed to acquire shares, and the corporation the shares of which are to be acquired), together with their affiliates (being all firms with a 50% or more voting shares linkage up and down the chain), must have:

- aggregate gross assets in Canada that exceed C$400,000,000 in value, as shown on their audited financial statements for the most recently completed fiscal year (which must be within the last fifteen (15) months); or
- aggregate gross revenue from sales in, from, or into Canada that exceed C$400,000,000 for the most recently completed fiscal year, as shown on the financial statements; and
- the party being acquired or corporations controlled by that party must have gross assets in Canada, or gross revenues from sales in or from Canada, exceeding C$35,000,000 as shown on the financial statements.

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

As an alternative to pre-notification, the Director may grant an Advance Ruling Certificate which exempts the transaction from pre-notification. Advance Ruling Certificates are granted where the Director concludes, based on the information provided to him, that he would not have sufficient grounds on which to apply to the Competition Tribunal to challenge the transaction.

TAXATION

This section summarizes the current principal Canadian federal income tax considerations applicable to the holding and disposing of common shares of Sideware by a holder of our common shares who is resident in the United States of America, who has never been a resident of Canada, and who holds common shares solely as capital property (a "U.S. Holder"). This summary is based on the current provisions of the Income Tax Act of Canada, the regulations thereunder, all amendments thereto publicly proposed by the government of Canada to the date hereof, the published administrative practices of the Canada Customs and Revenue
Agency, and on current provisions of the Canada-United States
Income Tax Convention, 1980, as amended (the "Treaty"). Except as otherwise expressly provided, this summary does not take account of any provincial, territorial or foreign tax law or treaty. It has been assumed that all currently proposed amendments will be enacted substantially as proposed and that there is no other relevant change in any governing law or practice, although no assurance can be given in these respects.

This summary applies to Sideware as a Canadian corporation. As part of the proposed merger with KnowledgeMax, Inc., Sideware will continue its corporate status as a Delaware corporation. If that occurs, some or all of the following information on Canadian taxation will cease to apply.

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

   DIVIDENDS ON COMMON SHARES

Under the Income Tax Act, amounts paid or credited or deemed paid or credited on account of dividends to holders of common shares that are resident in a country other than Canada will be subject to withholding tax of 25% of the amount of the dividend. The rate of withholding tax may be reduced pursuant to the terms of a bilateral income tax treaty between Canada and the country in which a holder of common shares is resident. In certain circumstances, the purchase by Sideware of its common shares may result in a deemed dividend.

Under the Treaty, if the recipient of a dividend on the common shares is the beneficial owner of such dividends and is considered to be a resident of the United States for purposes of the Treaty, the rate of Canadian withholding tax on such dividends will generally be reduced to 15% of the amount of such dividends or, if the recipient is a corporation which owns at least 10% of Sideware's voting stock, to 5% of the amount of such dividends.

   DISPOSITION OF COMMON SHARES

A holder of common shares who is not resident in Canada will not be subject to tax under the Income Tax Act in respect of any capital gain, or be entitled to deduct any capital loss, realized on a disposition of the common shares unless at the time of such disposition such common shares constitute "Taxable Canadian Property" of the holder for purposes of the Income Tax Act and the holder is not entitled to relief under a bilateral income tax treaty between Canada and the country in which the holder of the common shares is resident. If the holder is not entitled to relief under a tax treaty, one half of the gain arising on a disposition of Taxable Canadian Property will be taxable at the rates that approximate the rates applicable to residents of Canada.

Sideware common shares will not generally constitute "Taxable Canadian Property" at a particular time if they are listed on a prescribed stock exchange (which includes the Toronto Stock Exchange) at that time. However, a holder's common shares and rights to acquire common shares or interests in common shares will be considered "Taxable Canadian Property" if the holder uses or holds, or is deemed to use or hold, such shares in, or in the course of carrying on, a business in Canada, or if at any time during the five year period immediately preceding the disposition of such common shares, the non-resident holder and persons with whom the non-resident holder did not deal at arm's length owned, had rights to acquire, or had interests in 25% or more of the issued shares of any class.

Under the Treaty, any gain from a disposition of common shares by a person who is considered a resident of the United States for purposes of the Treaty may be exempt from Canadian tax even if the shares constitute Taxable Canadian Property. This exemption will apply if, at the time of disposition, the value of the common shares did not derive principally from Canadian real property and such shares do not form part of the business property of a permanent establishment of the holder in Canada or pertain to a fixed base available to the holder in Canada for the purpose of performing independent personal services.



ITEM 6.  SELECTED FINANCIAL DATA

The following table sets out selected financial information for each of the periods indicated, derived from Sideware's consolidated financial statements.

Information as at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 has been extracted from the audited consolidated financial statements for Sideware contained in this annual report. Information as at December 31, 1999, as at and for the eight month period ended December 31, 1998, and as at and for the years ended April 30, 1998 and 1997 has been extracted from audited consolidated financial statements for Sideware not included in this annual report.

Prior to December 1998 Sideware operated with an April 30 fiscal year end. In December 1998, Sideware changed its fiscal year end from April 30 to December 31. Financial results for periods up to April 30, 1998 are reported with an April 30 year end. Financial results for periods subsequent to April 30, 1998 are reported with a December 31 year end.

                                                          Eight
                                                          months
                                                          ended
                                                         December
                          Year ended December 31,           31,      Year ended April 30,
                     ---------------------------------   ---------   ---------------------
                      2001           2000       1999       1998        1998        1997
                    (000's)         (000's)    (000's)    (000's)     (000's)     (000's)


Sales revenue
 continuing
 operations           $346            $0         $0         $0          $0         $0

Loss from
 continuing
 operations         $(3,510)       $(6,989)   $(1,916 )    $(454)      $(894)    $(1,089)



Loss from
 discontinued
 operations        $(10,632)      $(20,806)   $(3,772)     $(829)      $(820)     $(355)

Comprehensive
 loss              $(14,253)      $(28,447)   $(5,422)    $(1,383)    $(1,748)   $(1,444)

Loss per
 share              $(0.21)        $(0.48)     $(0.15)     $(0.05)     $(0.08)    $(0.06)

Total assets        $3,879         $10,459     $7,537       $1,138     $1,676     $1,005

Total
 stockholders'
 equity (deficit)   $1,906         $9,044      $6,874        $954      $1,531       $726



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Prior to November 2000, Sideware filed annual and other reports with the Securities and Exchange Commission as a foreign private issuer, as defined under the Securities Exchange Act of 1934. Beginning in November 2000, Sideware began to file our reports as a domestic issuer. Reports which Sideware filed prior to November 2000 contained financial statements prepared in accordance with Canadian generally accepted accounting principles. The financial statements contained in this annual report were prepared in accordance with United States generally accepted accounting principles, and Sideware has restated the results from prior periods in accordance with those principles. The discussion below is solely in respect of Sideware's financial position and results of operations determined in accordance with United States generally accepted accounting principles.


Prior to September 2001, the core business of Sideware was the development and marketing of its electronic Customer Relationship Management software. In September 2001, Sideware discontinued its business activities in that segment. Accordingly, Sideware has reported results from that segment as discontinued operations. General and administrative expenses have been allocated to continuing operations, while sales and marketing and research and development expenses have been allocated to discontinued operations.

   YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED
   DECEMBER 31, 2000

   COMPREHENSIVE LOSS

Comprehensive loss decreased from $28,446,552 for the year ended
December 31, 2000 to $14,252,790 for the year ended December 31,
2001.  This reduction included:

- a reduction in the loss from continuing operations from $6,988,794 to $3,847,468; and

- a reduction in the loss from discontinued operations from $20,805,594 to $10,632,482.

Factors contributing to the respective changes in continuing and discontinued operations are set out below, under the applicable headings.

   REVENUES - CONTINUING OPERATIONS

Consolidated revenues from continuing operations for the year ended December 31, 2001 were $346,334. This amount included:

-  $235,225 from television and airline segment productions;
   and

- $111,109 from the sale of interactive Internet media content.

All of these revenues were earned within the Chalk Group. There were no corresponding revenues during the year ended December 31, 2000, as Sideware did not have any interest in the Chalk Group or revenues from any other source during that period.

   COST OF REVENUES - CONTINUING OPERATIONS

Cost of revenues for the year ended December 31, 2001 was $415,874. The principal components of this amount were:

- approximately $203,000 in salaries relating to the production of media content sold; and

-  approximately $159,000 in post-production costs.

All of these costs of revenue were incurred by the Chalk Group.
There was no corresponding cost of revenues for the year ended
December 31, 2000, as Sideware did not have any interest in the Chalk Group during that period.

   OPERATING EXPENSES - CONTINUING OPERATIONS

Total operating expenses for continuing operations decreased from $7,539,327 for the year ended December 31, 2000 to $4,031,444 for the year ended December 31, 2001. Operating expenses for the year ended December 31, 2001 included the following expenses incurred by the Chalk Group:

- $261,109 in sales and marketing and website operation expenses; and

-  $419,010 in general and administrative expenses.

No Chalk Group operating expenses were included in Sideware's operating results for the year ended December 31, 2000, as Sideware did not have any interest in the Chalk Group during that period.

The majority of the remaining operating expenses for continuing operations consisted of general and administrative expenses incurred by Sideware, which decreased from $7,533,958 for the year ended December 31, 2000 to $3,351,325 for the corresponding period in 2001. These amounts included stock-based compensation of $4,471,295 and $56,213 respectively. Excluding stock-based compensation, general and administrative expenses of Sideware increased from $3,062,663 for the year ended December 31, 2000 to $3,295,112 for the corresponding period in 2001. The principal factors contributing to this increase were the following:

-  Foreign exchange losses increased by approximately
   $680,000. Sideware's foreign exchange gains and losses result principally from the translation of financial transactions recorded in Canadian dollars into the functional and reporting currency of United States dollars for financial reporting purposes.

- Bad debt expenses increased by approximately $145,000. Several customers from fiscal 2000 went bankrupt during 2001, requiring accounts receivable to be written off.
- Professional fees decreased by approximately $150,000, principally as a result of using in-house personnel to do more legal and accounting work.

   INTEREST ON CASH BALANCES - CONTINUING OPERATIONS

Interest income decreased from $550,533 for the year ended
December 31, 2000 to $253,516 for the year ended December 31,
2001. The principal reason for the decrease was lower average cash balances during 2001.

   LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations decreased from $6,988,794 for the year ended December 31, 2000 to $3,847,468 for the year ended December 31, 2001. The principal reason was the reduction in general and administrative expenses of Sideware, including stock-based compensation, described above.

   LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations consisted of losses incurred in the development and marketing of eCRM software. Sideware terminated this business segment during September 2001.

Loss from discontinued operations decreased from $20,805,594 for the year ended December 31, 2000 to $10,632,482 for the year ended December 31, 2001. The principal reason for the decrease was lower stock-based compensation, which decreased from $6,899,042 to $321,261. Sideware's stock-based compensation expenses resulted principally from stock options granted to employees at prices below the prevailing market prices for Sideware shares. Excluding stock-based compensation expenses, losses from discontinued operations decreased from $13,906,552 for the year ended December 31, 2000 to $10,311,221 for the year ended December 31, 2001. The principal components of these amounts included the following.

- Revenue from discontinued operations decreased from $667,628 to $135,838, principally as a result of a reduction of approximately $420,000 in software license revenue. In addition, services revenue decreased by approximately $40,000 and hardware re-sales to related parties decreased by approximately $50,000.

- Cost of revenues from discontinued operations decreased from $139,824 to $40,911, principally as a result of the reduction of hardware sales to related parties, which were made at cost.

- Sales and marketing expenses decreased from $16,807,001 to $5,198,976, inclusive of stock-based compensation of $5,767,155 and $193,746, respectively. Excluding stock-based compensation, sales and marketing expenses decreased from $11,039,846 to $5,005,239, principally as a result of reductions in sales and marketing personnel during 2001 and reduced attendance at industry trade shows.

- Research and development expenses decreased from $4,526,397 to $2,740,947, inclusive of stock-based compensation of $1,131,887 and $127,515, respectively.
   Excluding stock-based compensation, research and development expenses decreased from $3,394,510 to $2,613,432, principally as a result of personnel reductions.

- For the year ended December 31, 2001 Sideware recorded costs associated with discontinuing operations of $1,660,486. Cash costs totaled approximately $372,000, consisting principally of termination payments made to departing employees. Non-cash costs totaled approximately $1,250,000, resulting principally from writing off capital assets associated with office premises which Sideware no longer uses.

- For the year ended December 31, 2001 Sideware also recorded restructuring costs of $1,127,000. Cash restructuring costs (including forgiveness of employee loans) totaled approximately $611,000, consisting principally of termination payments made to departing employees. Non-cash restructuring costs totaled approximately $516,000, resulting principally from writing off capital assets associated with office premises which Sideware no longer uses. The terminated employees and written off capital assets were all related to, or used in, the eCRM business segment exclusively.

   OTHER COMPREHENSIVE LOSS

The adjustments to other comprehensive loss decreased from $652,164 for the year ended December 31, 2000 to $110,700 for the year ended December 31, 2001. This change resulted from the following factors:

- For the year ended December 31, 2000, Sideware incurred foreign currency translation adjustment losses of $788,714, compared to a gain of $25,850 during 2001. Sideware records foreign currency translation adjustments in translating financial transactions recorded in Canadian dollars into the functional and reporting currency of United States dollars for financial reporting purposes.

- For the year ended December 31, 2001, Sideware recorded a net realized holding loss on short-term investments of $136,550.
   There was a corresponding gain of $136,550 for the year ended December 31, 2000. The gain for 2000 was an accrual recorded at year end. The loss for 2001 was recorded on realization of the gain, when the amount of the gain was included in comprehensive income.

   YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED
   DECEMBER 31, 1999

   COMPREHENSIVE LOSS

Comprehensive loss for the year ended increased from $5,421,609 for the year ended December 31, 1999 to $28,446,552 for the year ended December 31, 2000. This change included:

- an increase in loss from discontinued operations, from $3,771,690 to $20,805,594; and
- an increase in loss from continuing operations, from $1,915,778 to $6,988,794.

The increased losses were principally the result of higher operating expenses, which increased in virtually all categories from the year ended December 31, 1999 to the year ended December 31, 2000. The principal reasons for the increase in operating expenses were the increase in Sideware's work force, the opening of additional offices in the United States, and an increase in sales and marketing efforts.

In addition, Sideware incurred large stock-based compensation expenses during 2000. Sideware incurred stock-based compensation expenses when it granted stock options to employees or to consultants having exercise prices below the prevailing market prices for Sideware shares. Total stock-based compensation expenses increased from $271,908 for the year ended December 31, 1999 to $11,370,337 for the year ended December 31, 2000. Over 60% of the 2000 stock-based compensation expense arose from the grant of 1,000,000 stock options on January 21, 2000. That grant occurred in the following circumstances:

- Under regulations of the Canadian Venture Exchange ("CDNX"), where Sideware shares were then trading, the minimum price for stock options was based on the average closing price for its shares during the 10 trading days preceding the grant of stock options.
- Sideware granted options to purchase 1,000,000 shares at $11.08 on January 21, 2000. In accordance with CDNX regulations, the $11.08 exercise price was based on the average closing price of Sideware shares on the 10 trading days preceding January 21, 2000.
- The closing price for Sideware shares on January 21, 2000 was $19.00. Sideware used this price in calculating the stock-based expense arising from this transaction, which was equal to $6,980,000.
- The stock options granted on January 21, 2000 were subject to approval of the CDNX, and could not be exercised before that approval was obtained. Sideware received CDNX approval on February 23, 2000. The closing price for the shares on that date was $10.00.
- None of the options granted January 21, 2000 have been exercised.


   LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations increased from $1,915,778 for the year ended December 31, 1999 to $6,988,794 for the year ended December 31, 2000. In each case, the amount of the loss was equal to interest earned on cash balances, less general and administrative expenses.

The increased loss was due principally to higher general and administrative expenses, which increased from $1,978,298 during 1999 to $7,533,958 during 2000. The principal factors which contributed to the increase were as follows.

- Stock-based compensation expense allocated to general and administrative expenses increased from $91,921 to $4,471,295.
- Salaries and benefits allocated to general and administrative expenses increased from $249,880 to $1,591,796 due to the hiring of approximately 10 new administrative employees.
- Professional fees increased from $683,887 to $739,949. Legal expenses decreased from $443,378 to $349,662. Accounting and auditing expenses increased from $170,114 to $210,000. During 1999, Sideware also recorded an expense of $107,686, representing the value of 250,000 shares issued to National Securities Corp. of Chicago, Illinois in connection with the listing of its shares on the OTC Bulletin Board.
- Sideware's bad debt expense increased from $6,146 to $136,503. The majority of the bad debt allowance for the year ended December 31, 2000 related to one sales contract, in respect of which the purchaser requested a deferral in payment to the second half of 2001. In addition, Sideware made a general allowance in the amount of 10% of license and services revenue recognized during 2000.
- During the year ended December 31, 2000 Sideware recognized a foreign exchange gain of $593,042, compared with a foreign exchange loss of $184,179 for the year ended December 31, 1999. Sideware incurred expenses, received revenues, and held short term financial instruments, in both Canadian and United States dollars. Sideware's foreign exchange gains and losses result principally from continuing to use the Canadian dollar as the company's functional currency, while reporting financial results in United States dollars.

Interest earned on cash balances increased from $98,493 during 1999 to $550,533 during 2000, principally as a result of higher average cash balances during 2000.

   LOSS FROM DISCONTINUED OPERATIONS

Discontinued operations for the years ended December 31, 2000 and 1999 included Sideware's eCRM software business, which was discontinued in September 2001. Net loss from discontinued operations increased from $3,771,690 for the year ended December 31, 1999 to $20,805,594 for the year ended December 31, 2000. The increased loss resulted from higher sales and marketing and research and development expenses, which are explained more fully below.

   REVENUE - DISCONTINUED OPERATIONS

Revenue from discontinued operations increased from $33,389 for the year ended December 31, 1999 to $667,628 for the year ended
December 31, 2000.  Revenue for 2000 included:

- $461,962 in license revenue from sales of software products;
- $96,217 for services rendered in installing software products, and for maintenance services; and
-  $109,449 in hardware and software re-sales.

Of the $109,449 in hardware and software re-sales, $81,945 came from sales to related parties. Sideware purchased computer equipment for BrainTech, Inc., Techwest Management Inc., and Dunsmuir Management Inc., owing to favourable prices available to Sideware under the IBM Business Partner Reseller Program. BrainTech, Inc. is a public company whose directors include James Speros, Grant Sutherland, and Edward White, directors of Sideware. Techwest Management Inc. and Dunsmuir Management Inc. are private companies with which Mr. Sutherland is affiliated.
In the initial re-sales to related parties during 1998 Sideware charged a mark-up over cost. The mark-up was eliminated on subsequent transactions.

In addition, Sideware recorded $168,661 in deferred revenue as at December 31, 2000. The deferred revenue consisted of payments received, and accounts receivable recorded, on account of:

-  future maintenance obligations; and
- sales of software products which were not sufficiently completed by December 31, 2000 to comply with Sideware's revenue recognition policy.

   COST OF REVENUES - DISCONTINUED OPERATIONS

Cost of revenues for the year ended December 31, 2000 was $139,824 Cost of revenues allocated to hardware and software re-sales was $109,449, of which $81,945 resulted from sales to related parties. As stated above, re-sales to related parties were made at cost. Re-sales of hardware and software to arm's length parties were generally included in sales of software products. Sideware's practice was to allocate:

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

Sideware did not realize any revenue from sales of software during the year ended December 31, 1999. Revenue from hardware and software re-sales was $33,389, substantially all of which came from sales to related parties. Cost of revenues was $32,900, substantially all of which also came from sales to related parties. As at December 31, 1999 Sideware recorded no deferred revenue.

  OPERATING EXPENSES - DISCONTINUED OPERATIONS

Sales and marketing expenses increased from $2,281,827 for the year ended December 31, 1999 to $16,807,001 for the year ended
December 31, 2000. The principal factors which contributed to this increase included the following:

- Stock-based compensation allocated to sales and marketing increased from $124,479 to $5,767,155.
- Salaries and benefits allocated to sales and marketing, exclusive of stock-based compensation, increased from $841,032 to $5,855,558. During 2000 Sideware hired approximately 65 new sales and marketing employees.
- Trade show costs increased from $257,466 to $807,165. The majority of the 2000 trade show expenses were incurred at the Spring Internet World 2000 trade show, where Sideware provided an extensive display and demonstrations of its eCRM products.
- Travel costs increased from $154,758 to $771,698, as a result of the increase in Sideware's sales and marketing work force, and their consequential travel expenses.
- Advertising and marketing costs increased from $337,153 to $1,729,939. Marketing expenses for the year ended December 31, 2000 consisted principally of costs incurred in preparing marketing materials and in obtaining market studies.
- Amortization charges allocated to sales and marketing increased from $91,031 to $343,779.
- Rent and facilities costs allocated to sales and marketing increased from $128,392 to $674,596. This increase resulted principally from the costs associated with a new head office in Reston, and additional regional sales offices.

Research and development expenses increased from $1,490,352 for the year ended December 31, 1999 to $4,526,397 for the year ended December 31, 2000. Stock-based compensation allocated to research and development increased from $55,508 to $1,131,887. Salaries and benefits, exclusive of stock-based compensation, increased from $985,426 to $2,087,980, due to the hiring of approximately 25 new research and development employees. In addition, research and development expenses for the year ended December 31, 2000 included approximately $490,000 paid to Science Applications International Corp., principally for work done in developing a demonstration for the exhibit at Spring Internet World 2000 and for work relating to telephony integration and VoIP features for potential incorporation into Sideware products. Travel costs allocated to research and development increased from $42,737 to $188,085, principally as a result of travel by research and development personnel between the Reston and North Vancouver offices.

    LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed operations through the private placement of common equity. From May 1995 to December 31, 2000, we raised approximately $40.4 million in equity financing through private placements, including the exercise of warrants issued pursuant thereto, and the exercise of stock options.

In February 2001 we closed a private placement of 5,229,752 common shares for net proceeds of approximately $3,7 million. Additionally, we issued 5,229,752 share purchase warrants and 526,316 brokers' warrants. Each share purchase warrant entitles the holder to purchase one additional common share for three years at a price of $1.00 per share. Each brokers' warrant entitles the holder to purchase one unit at a price of $0.76 per unit, with each unit consisting of one common share and one share purchase warrant.

In September 2001 on acquisition of the Chalk Group, we closed a private placement of 2,941,176 shares for net proceeds of approximately $1.0 million.

In December 2001, Sideware raised $1,350,000 in private placement financing, issuing 13,500,000 common shares at a price of $0.10 per share. Under the merger agreement with KnowledgeMax, those proceeds are being used to fund the operations of both companies prior to closing. For the period December 2001 to March 2002, Sideware (excluding Chalk Group) and KnowledgeMax incurred monthly expenditures of approximately $350,000 per month, consisting of approximately:

-	$200,000 per month in salaries; and
-	$150,000 per month in general and administrative expenses, including expenses relating to the merger.

In addition to the funds raised by Sideware, KnowlegeMax raised approximately $200,000 in private placement financing during December 2001. Based on the monthly expenditures described above, the financing raised was sufficient to pay the combined operating expenses of the two companies through March 2002.

As at December 31, 2001 our cash and cash equivalents and short term investments were $1.0 million, a decrease of $5.9 million from December 31, 2000.
Working capital at December 31, 2001 was approximately zero, a decrease of $6.7 million from December 31, 2000.

Net cash used in operating activities for the years ended December 31, 2001 and December 31, 2000 was $11.0 million and $15.6 million, respectively.
Cash used in operating activities in each period was primarily the result of net losses, decreased accounts payable and decreased deferred revenue, partially offset by decreases in accounts receivable, inventory and prepaid expenses.

Net cash provided by financing activities for the years ended December 31, 2001 and December 31, 2000 was $5.9 million and $19.1 million, respectively.
Cash provided by financing activities in each of the periods was the result of the issuance of common equity, exercise of share purchase warrants, and exercise of options.

Net cash provided from investing activities for the year ended December 31, 2001 was $5.6 million. Net cash used in investing activities the year ended
December 31, 2000 was $7.8 million. Cash provided from investing activities in 2001 was primarily the result of the sale of short-term investments. Cash used in investing activities in 2000 was primarily the result of the purchase of short-term investments and capital assets.

As of March 26, 2002, Sideware, including Chalk Group, has exhausted substantially all of its cash resources. Sideware expects that it can only raise additional funds by selling most or all of its interest in the Chalk Group. At the date of this annual report, Sideware has not entered into any agreement to sell any portion of its interest in the Chalk Group.

During the final quarter of 2001, the Chalk Group spent approximately $275,000 in retiring indebtedness incurred prior to the investment by Sideware.

	Significant Accounting Policies

Note 3 to the Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 contains a list of significant accounting policies. Selected accounting policies from Note 3 appear below.

Use of estimates:
- The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses
   during the reporting period.   Actual amounts could differ from
   those estimates.

Revenue recognition:
- In accordance with the provisions of SOP 00-2 - "Accounting by Producers or Distributors of Films", the Company recognizes revenue from Chalk.com's sale or licensing arrangement of a television and airline segment production when persuasive evidence of a sale or licensing arrangement exists, the film is complete, and has been delivered and accepted in accordance with the terms of the arrangement, the license period of the arrangement has begun, the arrangement fee is fixed and determinable, and the collection of the arrangement fee is reasonably assured. If Chalk.com does not meet any one of the criteria described above, all revenue from the arrangement is deferred until such time as the conditions are met.
- The Company recognizes revenue for Chalk.com interactive media in accordance with SAB 101 which states that revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. If Chalk.com does not meet any one of the criteria described above, all revenue from the arrangement is deferred until such time as the conditions are met.
- The Company recognized revenue from its electronic Customer Relationship Management ("eCRM") software in accordance with SOP 97-2, "Software Revenue Recognition". SOP 97-2, as amended, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. For multiple element contracts where maintenance is bundled with the software license, the residual method in accordance with SOP 98-9 is used and Vendor Specific Objective Evidence ("VSOE") established for the undelivered element, being the maintenance support through the sale of separate maintenance agreements, to determine the value to be assigned to the software license. For contracts where maintenance is not bundled with the software license, the Company uses the sale value of the software license as its fair value to record revenue.
- In addition to the establishment of fair value, license revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectibility is considered probable.
- Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.
- The Company recognizes sales of equipment to external and related parties in revenues and the related costs of the sale in cost of revenues. The Company takes title to and holds the equipment, bearing all of the risks and rewards of ownership, prior to sale.

Goodwill:
- Goodwill is accounted for in accordance with FAS 142 "Goodwill and Other Intangible Assets". It represents the difference between the cost of the investment in Chalk.com and the fair value of its underlying net identifiable assets at the time of acquisition. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis using the expected present value of future cash flows. As at December 31, 2001, no impairment has been recognized.

Intangible assets:
- Intangible assets are accounted for in accordance with FAS 142 "Goodwill and Other Intangible Assets". They are recorded at the present value of expected cash flows of intangible assets acquired in the acquisition of Chalk.com. They are amortized over the weighted average life of the contracts that give rise to the intangible assets.

     RISK FACTORS

INVESTMENT IN SIDEWARE SHARES INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, BEFORE PURCHASING SIDEWARE SHARES. IN ADDITION, THERE ARE RISKS RELATING TO THE PROPOSED MERGER WITH KNOWLEDGEMAX, INC. AS SIDEWARE STOCKHOLDERS APPROVED THAT MERGER, THE DISCUSSION BELOW INCLUDES RISKS RELATING TO THE MERGER AND TO KNOWLEDGEMAX. INFORMATION RELATING TO RISKS RELATING TO KNOWLEDGEMAX WAS PROVIDED BY KNOWLEDGEMAX AND IS ACCURATE TO THE BEST OF THE KNOWLEDGE OF SIDEWARE MANAGEMENT.

   RISKS RELATING TO SIDEWARE

BECAUSE SIDEWARE HAS TERMINATED ITS ECRM BUSINESS, IT HAS NO
BUSINESS OTHER THAN ITS INTEREST IN THE CHALK GROUP.

In September 2001, Sideware ceased development and marketing of its electronic Customer Relationship Management software, which was previously its core business. Following that, Sideware's only substantial asset, and its only significant business operation, was its interest in the Chalk Group. The Chalk Group has never generated operating profits, and its value is speculative.

The auditors' report on Sideware's December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that Sideware's recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

BECAUSE THE MARKET PRICE OF SIDEWARE SHARES HAS BEEN PARTICULARLY
VOLATILE, INVESTORS IN SIDEWARE SHARES FACE A HIGH DEGREE OF
MARKET RISK.

The stock market in general has recently experienced extreme price and volume fluctuations. In particular, the stock prices of technology companies have been extremely volatile, and have experienced price fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

The price of Sideware common shares has also experienced substantial fluctuations. Between January 1, 2000 and March 14, 2002 the Sideware share price has fluctuated between a high of $25.50 and a low of $0.10. As of March 14, the most recent trading prices for Sideware shares on the Toronto Stock Exchange and the OTC Bulletin Board were $0.16 and $0.19, respectively. The historical susceptibility of the Sideware stock price to fluctuation may expose investors acquiring Sideware stock to a high degree of risk.

BECAUSE THE SIDEWARE STOCK PRICE HAS BEEN VOLATILE, SIDEWARE MAY
HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL.

Sideware will likely have to raise additional capital, whether the merger with KnowledgeMax occurs or not. The historic volatility of the Sideware stock price may deter potential investors.

BECAUSE SIDEWARE HAS SUB-LET PREMISES WHICH IT OCCUPIED
PREVIOUSLY, IT MAY INCUR ADDITIONAL CASH COSTS RELATING TO ITS
FORMER PREMISES.

From 1995 to the summer of 2001, Sideware occupied office premises in North Vancouver, British Columbia. Sideware vacated those premises in September 2001, and other tenants have assumed occupancy of those premises. However, Sideware remains liable to the landlord if the present tenants fail to pay the rent. The term of the lease which Sideware executed ends in August 2003.
If the present tenants default in payment of the rent, the resulting maximum liability for Sideware will be approximately $300,000, based on the remaining rental payments to the end of the lease.

BECAUSE SIDEWARE'S FORMER BUSINESS DID NOT SUCCEED, SIDEWARE MAY
BE SUBJECT TO INVOLUNTARY DE-LISTING FROM THE TORONTO STOCK
EXCHANGE.

In September 2001, Sideware terminated development and marketing of its eCRM software. Sideware's principal asset and business venture became its interest in the Chalk Group. To maintain its listing on the Toronto Stock Exchange, Sideware is required to meet certain financial and other requirements following a change of business. Sideware does not presently meet those requirements, and faces a risk that its shares will be de-listed from the Toronto Stock Exchange.

De-listing from the Toronto Stock Exchange would not prevent trading of Sideware shares through the OTC Bulletin Board, so long as Sideware remains current in its filings with the Securities and Exchange Commission. However, de-listing from the Toronto Stock Exchange may limit the market for Sideware shares among Canadian investors who are accustomed to trading on the Toronto Stock Exchange.

BECAUSE SIDEWARE STOCK MAY BE SUBJECT TO "LOW PRICE STOCK" RULES,
THE MARKET FOR SIDEWARE STOCK MAY BE LIMITED.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price less than US$5.00. Sideware common stock is currently subject to those rules, and may remain so indefinitely. The penny stock rules require broker-dealers to make a special suitability determination before selling Sideware stock to investors who are not either regular customers or accredited investors. As a result, the potential market for Sideware stock may be limited.

BECAUSE SIDEWARE SHARES TRADE IN RELATIVELY LIMITED VOLUMES, THE
LIQUIDITY OF INVESTORS IN SIDEWARE SHARES MAY BE LIMITED.

Sideware shares have historically traded in relatively limited volumes, in relation to the total number of shares outstanding, on both the Toronto Stock Exchange and the OTC Bulletin Board. As a result, investors in Sideware shares may have difficulty in selling Sideware shares.

   RISKS RELATING TO THE CONTINUATION OF SIDEWARE TO DELAWARE

SIDEWARE MAY OWE TAXES TO CANADIAN TAXING AUTHORITIES AS A RESULT
OF THE CONTINUATION.

For Canadian tax purposes, Sideware will be treated as though it sold all of its property at the time of continuation, and received the fair market value for those properties. Sideware will be taxed on any income or gain realized on the deemed sale. Sideware could be subject to an additional tax if the fair market value of its assets, net of liabilities, exceeds the paid-up capital of its issued and outstanding shares.

Sideware management has reviewed Sideware's assets, liabilities, and paid-up capital, and believes that it will not owe any Canadian federal income taxes as a result of the continuation. However, it is possible that Canadian taxing authorities could disagree with the position of Sideware management on the value of Sideware's properties, or on other factual or legal conclusions of Sideware relating to its tax liabilities.

AS A RESULT OF THE CONTINUATION, SIDEWARE WILL BE UNABLE TO
DEDUCT PREVIOUS OPERATING LOSSES FOR INCOME TAX PURPOSES.

Sideware has incurred substantial operating losses during recent years. As a Canadian corporation, subject to limitations specified in Canadian income tax legislation, Sideware has the ability to offset those losses against future profits, if it should be able to generate profits in the future. After continuing to Delaware, Sideware will become subject to the United States income tax laws, which will not allow Sideware to offset its previous losses incurred while Sideware was a Canadian company, and which were not incurred in the conduct of a U.S. trade or business nor attributable to a U.S. permanent establishment, against future profits earned as a Delaware corporation. Accordingly, continuing to Delaware may subject Sideware to higher effective tax rates in the future.

SIDEWARE STOCKHOLDERS MAY SUFFER ADVERSE U.S. TAX CONSEQUENCES AS
A RESULT OF THE CONTINUATION.

If Sideware sells all or substantially all of its ownership interest in the Chalk Group immediately before or after the continuation and prior to the completion of the merger, Sideware believes that the continuation will not qualify as a tax-free reorganization under Section 368(a)(1)(F) of the Internal Revenue Code. As a result, on the effective date of the continuation, Sideware Canada will be deemed to contribute its assets tax-free to Sideware Delaware under Code Section 351 in exchange for Sideware Delaware shares, followed by a deemed liquidating distribution by Sideware Canada of the Sideware Delaware shares to its stockholders who own Sideware Canada shares. U.S. stockholders and certain non-U.S. stockholders will recognize capital gain or loss on the receipt of Sideware Delaware shares in the deemed distribution, measured by the difference between the fair market value of Sideware shares on the effective date of the continuation and the adjusted tax basis of the Sideware
Canada shares to those stockholders.   This adverse tax
consequence may influence such stockholders to exercise their appraisal rights and receive cash for their Sideware shares, rather than voting in favor of the continuation.

CANADIAN STOCKHOLDERS WHO HOLD SIDEWARE STOCK IN A RETIREMENT
SAVINGS PLAN COULD BE SUBJECT TO TAX FOLLOWING THE CONTINUATION.

Following the continuation to Delaware, Sideware shares will be "foreign property" for purposes of the Canadian income tax regulations relating to registered retirement savings plans and other similar savings plans. Canadian income tax regulations place limitations on the amount of "foreign property" that can be held in these savings plans. Exceeding these limitations could create income tax liabilities for Canadian stockholders of Sideware.

In addition, Sideware shares may be de-listed from the Toronto Stock Exchange. If this happens in combination with a continuation to Delaware, Sideware shares could cease to be qualified investments for registered retirement savings plans and other similar savings plans. This could create additional income tax liabilities for Canadian stockholders of Sideware who hold Sideware shares in their registered retirement savings plans, or other similar savings plans.

For additional information on these potential tax liabilities, see "MATERIAL TAX CONSEQUENCES OF THE TRANSACTIONS - Canadian federal income tax consequences - Canadian retirement plans". Canadian stockholders of Sideware who hold Sideware shares in a registered retirement savings plan or other similar savings plan should consult their own tax advisors regarding the potential consequences of the continuation to Delaware.

   RISKS RELATING TO THE MERGER

BECAUSE KNOWLEDGEMAX IS NOT PROFITABLE, THE MERGER MAY NOT BE
BENEFICIAL TO SIDEWARE.

Following the merger, the business of KnowledgeMax will be the core business of Sideware. KnowledgeMax has never generated profits from its operations, and there is no assurance that KnowledgeMax will be profitable in the future. As a result, the merger may not be beneficial to Sideware. Specific risk factors concerning the business of KnowledgeMax are set out below under "Risks relating to KnowledgeMax".

BECAUSE THE MERGER WILL REQUIRE SIDEWARE TO DISPOSE OF MOST OR
ALL OF ITS INTEREST IN THE CHALK GROUP, THE MERGER MAY BE
DETRIMENTAL TO SIDEWARE.

Following the merger, Sideware will own the business of KnowledgeMax, but will have disposed of most or all of its interest in the Chalk Group. Both KnowledgeMax and the Chalk Group are early stage businesses, and their potential values are uncertain and speculative. KnowledgeMax may turn out to be less profitable, or of less value, than Sideware's interest in the Chalk Group. As a result, the merger may reduce the value of Sideware.

BECAUSE THE MERGER WILL DILUTE EXISTING SIDEWARE STOCKHOLDERS, IT
MAY HAVE A NEGATIVE EFFECT ON THE VALUE OF THEIR SIDEWARE SHARES.

In addition to the sale of the Chalk Group, the merger will result in Sideware issuing a large number of shares to KnowledgeMax stockholders, which will dilute the positions of the existing stockholders in Sideware. Following the merger, existing Sideware stockholders will own less than 50% of Sideware. This dilution may reduce the value of their Sideware shares.

FAILURE TO COMPLETE THE MERGER MAY LEAVE SIDEWARE INSOLVENT.

Under the merger agreement, Sideware has advanced, and will continue to advance, a substantial portion of its available cash by way of loan to KnowledgeMax prior to closing. If the merger is not completed, KnowledgeMax may be required to repay those funds. In addition, both companies will incur substantial transaction costs, including legal, accounting, and other professional fees, in anticipation of completing the merger.
If the merger is not completed:

- KnowledgeMax may be heavily indebted to Sideware, without the means to pay that debt;
- Sideware may be left without significant cash resources, and unable to recover any of the funds it has lent to KnowledgeMax; and
- both companies may be left with substantial liabilities, and without the means to pay those liabilities.

FAILURE TO COMPLETE THE MERGER MAY LEAVE SIDEWARE UNABLE TO
MERGE WITH OTHER COMPANIES.

If the merger is not completed, Sideware may both be left with significant debts, and without significant cash resources. In addition, failure of the merger may result in legal disputes, which could include large claims for liquidated damages under the merger agreement. These factors may make Sideware an unattractive merger partner for other companies, or may prevent Sideware from raising new capital or entering into other acquisition transactions.

POST-MERGER SELLING BY KNOWLEDGEMAX STOCKHOLDERS MAY AFFECT THE
SIDEWARE STOCK PRICE.

The merger will result in approximately 93 million Sideware shares being issued to KnowledgeMax stockholders. KnowledgeMax is a private company, and KnowledgeMax stockholders have not previously had the ability to sell their shares in a public market. Following the merger, KnowledgeMax stockholders may wish to liquidate some or all of their investments. The market price for Sideware stock may fall if the KnowledgeMax stockholders sell, or are perceived as intending to sell, a substantial portion of the Sideware shares issued to them in the merger.

MARKET SELLING BY SIDEWARE STOCKHOLDERS WHO DISAPPROVE OF THE
MERGER MAY AFFECT THE SIDEWARE STOCK PRICE.

Some existing Sideware stockholders may disapprove of the merger, and may seek to sell their Sideware shares as a result. If a substantial number of Sideware stockholders disapprove of the merger, or are perceived as doing so, downward pressure on the Sideware stock price may result.

SIDEWARE MAY BE UNABLE TO SELL THE CHALK GROUP, WHICH MAY CAUSE
THE MERGER TO FAIL.

One of the conditions to the merger is that Sideware must raise at least $2,000,000 by selling some or all of its interest in the Chalk Group. The Chalk Group has never generated profits, and has only speculative value. Sideware has no assurance that it will be able to sell all or a sufficient portion of its holdings in the Chalk Group for the requisite price, or at all.

FOLLOWING THE MERGER, SIDEWARE MAY BE UNABLE TO RAISE ADDITIONAL
CASH.

Following the merger, the business of KnowledgeMax will become the core business of Sideware. KnowledgeMax's business has never generated operating profits or positive cash flow. Accordingly, Sideware will likely require additional capital to continue the development of the KnowledgeMax services and products, to pay the costs of marketing those services and products, and to cover operating losses until Sideware is able to become profitable. To raise additional capital, Sideware may have to issue additional shares, which may dilute the interests of existing stockholders substantially.
There is no assurance that Sideware will be able to raise additional capital on terms favourable to Sideware, or at all.

Sideware and KnowledgeMax estimate that their current cash resources will be sufficient to pay anticipated operating expenses until approximately the end of the first quarter of 2002, without giving effect to the proceeds of the sale of Sideware's interest in the Chalk Group. If the companies are not able either to raise additional capital or commence generating substantial sales revenue prior to then, they face a risk of insolvency.

THE MERGER MAY RESULT IN SIDEWARE SHARES BEING DE-LISTED FROM THE
TORONTO STOCK EXCHANGE

Under regulations of the Toronto Stock Exchange, in order to maintain its listing following the merger, Sideware will have to meet certain financial requirements. Sideware believes that it is unlikely to meet those requirements. Accordingly, the merger may result in Sideware shares being de-listed from the Toronto Stock Exchange. If Sideware shares are de-listed from the Toronto Stock Exchange, the only public market for stock will be the OTC Bulletin Board.

   RISKS RELATING TO KNOWLEDGEMAX

KNOWLEDGEMAX HAS A HISTORY OF LOSSES AND HAS NOT GENERATED ANY
SIGNIFICANT REVENUES TO DATE.

KnowledgeMax has a limited operating history and since its inception has not generated any significant revenues, which makes it difficult to predict future results on the basis of past performance. KnowledgeMax has an accumulated deficit of approximately $6.1 million for the period from inception in June 1996 to September 30, 2001, and is likely to continue to incur operating losses for the foreseeable future. There can be no assurance that KnowledgeMax will attain profitability or that its revenues will grow. As a result, investors in KnowledgeMax, or in Sideware after the merger, could lose the entire amount of their investment.

The auditors' report covering KnowledgeMax's December 31, 2000 financial statements contains an explanatory paragraph that states that KnowledgeMax has incurred losses and negative cash flows from operations and working capital and stockholders' deficits and has been unable to repay certain obligations when due that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

KNOWLEDGEMAX'S OPERATING RESULTS MAY BE UNPREDICTABLE AND
VOLATILE.

As an early stage business, KnowledgeMax's results of operations are likely to fluctuate significantly from quarter-to-quarter and year-to-year. Operating results can fluctuate as a result of a number of factors, including, but not limited to, the following:

- timing of development and commercialization of the KnowledgeMax platform;
- commencement, delay, cancellation or completion of contracts with clients;
-  risks associated with contract terms;
-  mix of products and services provided;
-  timing and amount of start-up expenses for new services;
   and
-  timing and integration of new content.

KnowledgeMax's current and planned expense levels are based in part on its estimate of future revenue. Consequently, revenue or profits, if any, may vary significantly from period to period, and revenue or profits, if any, in any period will not necessarily be predictive of results in subsequent periods.

KNOWLEDGEMAX'S REVENUES ARE CURRENTLY CONCENTRATED AMONG A SMALL
NUMBER OF CLIENTS.

Historically, KnowledgeMax's revenues have been concentrated among a small number of clients. In particular, IBM has accounted for the majority of the company's revenues. The loss of a significant client, such as IBM, could have a material adverse effect on KnowledgeMax, or Sideware after the merger. KnowledgeMax will need to expend significant resources to expand its client base. There is no assurance that KnowledgeMax, or Sideware after the merger, will have the financial and other resources required to expand the client base of KnowledgeMax, or that any efforts to expand that client base will succeed.

KNOWLEDGEMAX'S PERFORMANCE IS DEPENDENT ON KEY PERSONNEL.

KnowledgeMax depends on the principal members of its senior management including, in particular, E. Linwood Pearce, KnowledgeMax's Chairman and co-Chief Executive Officer, who will become the Chairman and CEO of Sideware following the merger, Edwin S. Grosvenor, KnowledgeMax's Founder and co-Chief Executive Officer, who will become Executive Vice President following the merger, Donna L. Lynn, KnowledgeMax's President and Chief Operating Officer, who will become Chief Operating Officer following the merger, Alan Sultan, Sr. Vice President Business Development, who will become a Senior Vice President after the merger, and Richard Luebkemann, VP, Technology, who will serve in the same capacity after the merger.

No assurance can be given that KnowledgeMax will be able to retain these personnel. In addition, KnowledgeMax will need to attract and retain more individuals to further develop its eCommerce business. The failure to retain or attract necessary technical, managerial, sales, and marketing professionals, or the loss of one or more members of KnowledgeMax's senior management could have a material adverse effect on the business of KnowledgeMax, or the business of Sideware after the merger.

KNOWLEDGEMAX IS DEPENDENT ON ITS RELATIONSHIP WITH BAKER & TAYLOR
AND LEADSOFT.

KnowledgeMax has arrangements with Baker & Taylor for the use of its book and video databases and for order fulfillment. KnowledgeMax cannot ensure that Baker & Taylor will continue to offer these services past the current stated contract maturities. Likewise, KnowledgeMax's chief provider of technology for its search engine and eCommerce capabilities, leadSOFT, may choose to end its support of KnowledgeMax's platform. While KnowledgeMax is confident that it could, if necessary, obtain similar quality services to replace leadSOFT and Baker & Taylor, the disruption caused by the termination of those relationships could have a material adverse effect on the business of KnowledgeMax, or the business of Sideware after the merger.

KnowledgeMax has entered into a number of other non-exclusive relationships with publishers, educational firms, content providers, and service fulfillment providers. KnowledgeMax also plans to pursue other similar opportunities. KnowledgeMax is dependent on the ability of its suppliers to provide education content, course materials, products, and services to KnowledgeMax's clients and their employees. The failure of current or future suppliers to fulfill their obligations to KnowledgeMax would likely have a material adverse effect on the business of KnowledgeMax, or the business of Sideware after the merger.

KNOWLEDGEMAX IS DEPENDENT UPON THIRD PARTIES FOR CONTENT.

KnowledgeMax licenses content for its web-based services from third parties, and intends to continue doing so. Some of this content must be integrated with content that is developed internally or licensed from other third parties. There can be no assurance that these third party content licenses will continue to be available on commercially reasonable terms, or that KnowledgeMax will be able to integrate third party content successfully. The inability to license or integrate required third party content could result in delays in site enhancement or end-user services until equivalent content can either be developed or procured from other suppliers.

SYSTEM DEVELOPMENT AND FAILURE PRESENT ADDITIONAL RISKS.

KnowledgeMax's future revenues will depend in large part on the number of consumers who use its web sites and web-based products, and those of its partners. The reliability, availability, and satisfactory performance of those web sites, and their related transaction-processing systems and infrastructure, will be critical to the business of KnowledgeMax. Disruptions or poor technical performance of any of these websites or systems would reduce sales and the attractiveness of KnowledgeMax's service and product offerings. The sales, operating costs, and customer relationships of KnowledgeMax could also be adversely affected if KnowledgeMax's systems are not successfully integrated with those of its partners.

KNOWLEDGEMAX OPERATES IN A HIGHLY COMPETITIVE INDUSTRY.

The market for KnowledgeMax's products and services is highly competitive. Among others, KnowledgeMax competes with traditional and online book selling and education and training companies. Competition is based on a number of factors, including, but not limited to, the following:

-  product performance, features, and reliability;
-  price;
-  relative expertise and sophistication;
-  technical support and service;
-  breadth of product line; and
-  sales and distribution capability.

Many of KnowledgeMax's competitors have greater financial resources and more experience than KnowledgeMax. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

KnowledgeMax anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. KnowledgeMax's competitors may develop more effective or more affordable technologies or services than KnowledgeMax can provide, thus rendering
KnowledgeMax's technologies and/or services obsolete or uneconomical.

EXPECTED RAPID TECHNOLOGICAL CHANGE IN KNOWLEDGEMAX'S INDUSTRY
MAY LEAD TO OBSOLESCENCE OF ITS PRODUCT AND SERVICE OFFERINGS.

Rapid and substantial technological changes are expected to continue in the online learning and education fields. Consequently, there can be no assurance that the products and services of KnowledgeMax will not become obsolete or noncompetitive, or that KnowledgeMax will be able to keep pace with technological developments. KnowledgeMax's ability to anticipate changes in technology and industry standards, and to develop and successfully introduce new products that can gain market acceptance on a timely basis, will be critical to KnowledgeMax. The business of KnowledgeMax is unlikely to succeed if it is unable, for technological or other reasons, to develop products that are innovative, technologically competitive, responsive to customer needs, and competitively priced.

KNOWLEDGEMAX'S BUSINESS MAY NEED ADDITIONAL FINANCING FOLLOWING
THE MERGER.

KnowledgeMax believes that its revenues, in addition to the financial resources of Sideware that it will gain access to following the merger including the proceeds of Sideware's sale of some or all of its interest in the Chalk Group, will be sufficient to fund planned operations and capital expenditures for approximately five months. However, revenue shortfalls may require financing for working capital sooner.

In addition, KnowledgeMax expects that its business will likely require additional financing in the future to continue development of its products and services, and to cover operating losses until the business can become profitable. There can be no assurance that the business of KnowledgeMax will be sufficiently attractive to investors to raise the necessary funding on terms that are acceptable to KnowledgeMax, or to Sideware after the merger, or at all. Any future equity or convertible debt financing could result in dilution to KnowledgeMax's current stockholders, or to the then current stockholders of Sideware after the merger. If adequate funds are not available, important development and marketing efforts may have to be abandoned or reduced, or existing technology rights may have to be sold or relinquished.

KNOWLEDGEMAX'S SUCCESS IS DEPENDENT ON ITS ABILITY TO MANAGE
GROWTH.

KnowledgeMax's business model calls for a period of sustained growth. This growth will place a significant strain on the management and operations infrastructure of KnowledgeMax, or of Sideware after the merger. Management of growth will depend on the ability of KnowledgeMax or Sideware to, among others:

-  attract and deliver on new customer relationships;
- attract, hire, and retain skilled managers and other employees;
- implement and improve operational, information, and financial control systems;
-  increase technical development and delivery capabilities;
-  expand customer service and technical service resources;
   and
-  attract and retain strategic partners.

Inability to anticipate, implement, and manage the changes required to sustain growth could have a material adverse effect on the business of KnowledgeMax, or of Sideware after the merger.

IF KNOWLEDGEMAX IS UNABLE TO FURTHER DEVELOP ITS SALES AND
MARKETING TEAM, IT MAY NOT BE ABLE TO ACHIEVE ITS GROWTH PLANS.

To date, KnowledgeMax has marketed its services and products primarily through the efforts of its senior management staff and, more recently, its newly hired Vice President of Sales and Vice President of Client Services. To succeed, KnowledgeMax will need to hire additional sales and marketing personnel and to expand its sales and marketing activities. It may be difficult to attract and maintain a sales force with sufficient technical expertise to market KnowledgeMax's products and services effectively.

KNOWLEDGEMAX IS SUBSTANTIALLY DEPENDENT UPON ITS ABILITY TO
REALIZE REVENUES FROM ITS WEB-BASED SERVICES AND PRODUCTS.

KnowledgeMax expects that a substantial portion of its revenues will come from electronic commerce and intranet-based transactions from its client companies' employees. There can be no assurance that service revenues, commissions, and royalties from the sale of KnowledgeMax products will not decline in the future, particularly as competition in the eLearning and online education industry intensifies. A significant decline in service revenues and sales commissions, without a corresponding increase in transaction volume, would adversely impact revenue from KnowledgeMax's business.

KNOWLEDGEMAX MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY
ADEQUATELY.

KnowledgeMax relies on confidentiality procedures, contractual provisions, and intellectual property and trade laws to protect its proprietary rights in its products, services, and technology. KnowledgeMax generally enters into intellectual property assignment and confidentiality agreements with its employees, consultants, customers, and potential customers, and limits access to, and distribution of, its proprietary information. KnowledgeMax has investigated the possibility of filing patents to protect certain of its technology, but to date has not made any such filings.

KnowledgeMax believes that the foregoing measures afford only limited protection. There can be no assurance that KnowledgeMax will be successful in preventing misappropriation of its technology or unauthorized copying or use of its services and products. In addition, KnowledgeMax has no assurance that others will not independently develop products or services which duplicate the features of KnowledgeMax products and services.

KNOWLEDGEMAX COULD BE MATERIALLY HARMED BY POTENTIAL REGULATION
OF THE INTERNET.

KnowledgeMax and its partners are subject to rules, regulations, and laws applicable to businesses generally and to rules, regulations, and laws directly applicable to access to web-based commerce and privacy. Although there are currently relatively few laws and regulations directly applicable to the Internet and online service providers, a number of laws and regulations are under consideration by various legal bodies. Laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, and characteristics and quality of products and services. Furthermore, the growth and development of the market for eCommerce and web-based services may prompt calls for more stringent consumer protection laws, which may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for KnowledgeMax's products and services and increase KnowledgeMax's cost of doing business.

KNOWLEDGEMAX IS DEPENDENT ON INTERNET TRANSMISSION AND SECURITY
BREACHES COULD HAVE AN ADVERSE EFFECT ON ITS REVENUES.

A lack of security over the Internet may cause Internet use to decline, and cause KnowledgeMax to expend capital and resources to protect against security breaches. A significant barrier to electronic commerce over the Internet has been the need for secure transmission of confidential information. Internet use could decline if any well-publicized compromise of security occurs.

Additionally, computer "viruses" may cause interruptions or other delays for KnowledgeMax's systems, which may materially impact KnowledgeMax's ability to operate its business. If a computer virus affecting the Internet in general is highly publicized or particularly damaging, KnowledgeMax's customers may be unable or unwilling to use the Internet, which would have an adverse effect on KnowledgeMax's revenues. KnowledgeMax, or Sideware after the merger, may be required to expend capital and resources to protect against or to alleviate these problems.

KNOWLEDGEMAX COULD BE LIABLE FOR FRAUDULENT ACTIVITIES AND
BREACHES OF SECURITY ON ITS WEB SITE.

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. KnowledgeMax depends upon the e-commerce systems of its payment processor and other software and hardware technologies it licenses to prevent fraud and other security breaches, but there is no assurance that those systems and processes are infallible. Failure to detect or prevent fraud could harm the business of KnowledgeMax substantially. The law relating to the liability of providers of online payment services is currently unsettled.

SYSTEM INTERRUPTION AND THE LACK OF INTEGRATION AND REDUNDANCY IN
KNOWLEDGEMAX'S SYSTEMS MAY AFFECT ITS SALES.

Client access to KnowledgeMax's web sites directly affects revenue. KnowledgeMax experiences occasional system interruptions that make its web site unavailable or prevent efficient servicing of orders. These interruptions reduce sales and the attractiveness of KnowledgeMax's products and services.

To minimize the likelihood of system interruptions, KnowledgeMax will need to purchase additional software and hardware, and to upgrade systems and network infrastructure. Additional improvements will be required to accommodate increased traffic on the KnowledgeMax web site and increased sales volume. KnowledgeMax does not at present have adequate backup systems or a formal disaster recovery plan, and may have inadequate insurance coverage or insurance limits to compensate it for losses from a major interruption.

Computer viruses, physical or electronic break-ins, fire, flood, power loss, telecommunications, acts of terrorism, and similar disruptions could also cause system interruptions or damage, preventing KnowledgeMax from providing services and filling customer orders, or destroying critical data. If any of these were to occur the reputation and good will of KnowledgeMax could be damaged. Additionally, KnowledgeMax relies on an outside vendor to host its web site and servers and to provide site security. A breach of security or other disruption at this center could have a material adverse effect on KnowledgeMax's operations. KnowledgeMax, and Sideware after the merger, will need additional personnel and software resources to monitor the site, and to install intrusion detection systems and other devices and systems that help keep the site secure.

     EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES AND INFLATION

Results for all fiscal years have been reported in United States dollars. However, some of Sideware's operations have been conducted in Canada, and some of its transactions have been carried out in Canadian dollars.

For the year ended December 31, 2001, Sideware used the United States dollar for both its functional and reporting currency.
For the year ended December 31, 2001, Sideware reported a gain from foreign currency translation adjustments of $25,850, as well as a foreign exchange loss of $29,425, which was included in general and administrative expenses. Foreign currency translation adjustments result from the translation of financial transactions recorded in Canadian dollars into the functional and reporting currency of United States dollars for financial reporting purposes. The foreign exchange loss resulted from currency translations relating to day to day transactions.

Throughout most of 2000, Sideware was headquartered in Canada. Accordingly, for the year ended December 31, 2000, Sideware used the Canadian dollar as its functional currency. To prepare year end financial statements, Sideware converted Canadian dollar amounts into United States dollars using an exchange rate of US$1.00 = C$1.4900. For the year ended December 31, 2000, Sideware reported a loss from foreign currency translation adjustments of $788,712 and a foreign exchange gain of $652,897.

For the year ended December 31, 1999, Sideware previously reported its financial results in Canadian dollars. For purposes of this annual report, Sideware converted the results from 1999 into United States dollars using and exchange rate of US$1.00 =
C$1.4858. For the year ended December 31, 1999, Sideware incurred a foreign exchange loss of $184,179.

As the Chalk Group operates in Canada, Sideware currently incurs a substantial portion of its expenses in Canadian dollars. If the Chalk Group continues to represent Sideware's principal business activity, fluctuations in exchange rates between the United States dollar and the Canadian dollar could materially affect its results of operations in the future. If the proposed merger with KnowledgeMax proceeds, Sideware expects that the large majority of its transactions thereafter will be in United States dollars. As at the date of this annual report, Sideware has not engaged in exchange rate hedging activities. To the extent that Sideware implements such hedging activities in the future, there can be no assurance that they will be successful.

Sideware believes that inflation has not had a material adverse affect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on results of operations in the future.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As at December 31, 2001 Sideware has not entered into or acquired financial instruments that have a material market risk. Sideware has no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this prospectus. The fair value of all financial instruments at December 31, 2001 is not materially different from their carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Appended hereto are the following financial statements:

(1)  Consolidated balance sheets as of December 31, 2001 and December
     31, 2000;
(2) Consolidated statements of operations and comprehensive loss for the fiscal years ended December 31, 2001, 2000, and 1999;
(3) Consolidated statement of stockholders equity for the fiscal years ended December 31, 2001, 2000, and 1999;
(4) Consolidated statements of cash flows for the fiscal years ended December 31, 2001, 2000, and 1999; and
(5)  the auditors' report of KPMG LLP thereon.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table states information with respect to our directors and executive officers as of December 31, 2001:

Name                        Age                Position

James L. Speros             42           President, Chief Executive
                                           Officer, and Director
Kenneth R. Thornton         59           Chairman of the Board of
                                           Directors
W. Grant Sutherland         55           Directors (resigned effective
                                           March 20, 2002)
Jay H. Nussbaum             57           Director (resigned effective
                                           April 1, 2002)
Jack Kemp                   66           Director
John Shoemaker              59           Director
Peter Kozicki               67           Director (resigned effective
                                           March 20, 2002)
Edward A. White             56           Director (resigned effective
                                           March 20, 2002)
Rahul Bardhan               36           Chief Technology Officer
Stewart Walchli             29           Chief Financial Officer
                                           of the Chalk Group

JAMES L. SPEROS.  Director, President, and Chief Executive Officer.
Mr. Speros was appointed President and Chief Executive Officer of
Sideware effective October 15, 2000. Prior to that, beginning August 5, 1998, Mr. Speros was the President and Chief Operating Officer of
Sideware Corp., Sideware's wholly owned US subsidiary.  From June
1993 to January 1997 Mr. Speros was the President and owner of two professional sports franchises, the Baltimore Stallions and
Montreal Alouettes of the Canadian Football League.  From January
1997 to February 1999 Mr. Speros was the President of Exploration
Mirandor, a mining exploration company.   Mr. Speros is a
director of Consolidated Maymac Petroleum Corp., a public company trading on the Canadian Venture Exchange, and of BrainTech, Inc., a public company trading through the OTC Bulletin Board.

KENNETH R. THORNTON.  Chairman of the Board of Directors.  Mr.
Thornton was appointed as a director of Sideware effective April 1, 2001, and as Chairman of the Board effective June 28, 2001. Mr. Thornton was previously employed by IBM, as General Manager of IBM's Public Sector. In this role, he led IBM's government, education, healthcare and pharmaceuticals business operations worldwide. Previously, he served as the vice president and general manager of IBM's Mid-Atlantic Area, where he was responsible for leading IBM's marketing and services operations in the Mid-Atlantic states. Prior positions with IBM include Industry Director of the Public Sector, Regional Manager of the Atlantic Region, Director of Federal Marketing Operations and Sales Branch Manager. Mr. Thornton has been a member of the Internet2 Executive Council, a part of IBM's Worldwide Management Council, and a member of IBM's Corporate Technology Council.

W. GRANT SUTHERLAND. Director. Mr. Sutherland had been a director since May 1993. From May 3, 1995 to June 28, 2001, Mr. Sutherland held the position of Chairman of the Board. Since September 2001 Mr. Sutherland has also acted as interim President of the Chalk Group. Since December 1995 Mr. Sutherland has also been a director and the Chairman of the Board of BrainTech, Inc. Mr. Sutherland is a licensed lawyer in the Province of British Columbia, and has been engaged in the private practice of law for over 25 years. Mr. Sutherland is a partner in the law firm Sutherland Johnston. Mr. Sutherland resigned his position as director effective March 20, 2002.

JAY H. NUSSBAUM. Director. Mr. Nussbaum was appointed a director of Sideware on June 14, 1999. In December 2001, Mr. Nussbaum was appointed Executive Vice President for Managed Services and Enterprise Solutions for KPMG Consulting. Previously, Mr. Nussbaum was the Executive Vice President of Oracle Service Industries and a member of the Executive Committee of Oracle. Mr. Nussbaum joined Oracle after a 24-year career with Xerox Corp. that culminated with his position as President, Integrated Systems Operations. Mr. Nussbaum received a bachelor's degree in business from the University of Maryland.
He is a member of the University's Chancellor's Advisory Board and also serves on the advisory board of James Madison University. Mr. Nussbaum is on the board of directors of the Armed Forces Communications and Electronics Association and is active in several other business and charitable organizations in the Washington area. Mr. Nussbaum resigned his position as director effective April 1, 2002.

JACK KEMP. Director. Director. Mr. Kemp was appointed a director of Sideware on February 9, 2001. Mr. Kemp is a co-founder of
Empower America, an organization devoted to ensuring that government actions foster growth, economic well-being, freedom, and individual responsibility. In 1996, Mr. Kemp was the Vice-Presidential candidate for the Republican Party. Prior to founding Empower America, Mr. Kemp served for four years as U.S. Secretary of Housing and Urban Development, and for 18 years in the U.S. House of Representatives. Mr. Kemp also serves as a director of Oracle Corp., Hawk Corporation, Proxicom, Inc., and Speedway Motorsports Inc.

John Shoemaker. Director. Mr. Shoemaker was appointed a director of Sideware on February 9, 2001. For the past 10 years, Mr. Shoemaker has held a variety of senior executive positions with Sun Microsystems. His present position is Executive Vice President & General Manager, Computer Systems. Prior to joining Sun Microsystems, Mr. Shoemaker was the senior vice president of electronic printing and the vice president and general manager of the document systems business at Xerox Corporation.

PETER KOZICKI. Director. Mr. Kozicki was elected a director on May 3, 1995. Mr. Kozicki is a retired engineer. Prior to his retirement, Mr. Kozicki was a private engineering consultant for over 12 years, specializing in the installation of deep foundations and vertical barriers for containment of hazardous wastes. He obtained his B.Sc.

degree in Civil Engineering from the University of Saskatchewan and a M.Sc. degree in Soil Mechanics from the University of Alberta. Mr. Kozicki resigned his position as director effective March 20, 2002.

EDWARD A. WHITE. Director. Mr. White was appointed a director on October 14, 1995. Mr. White is a member of the British Columbia Institute of Chartered Accountants, and practiced as a self-employed chartered accountant for over 20 years. Mr. White has been a director and officer of Oro Bravo Resource Partners Ltd. since February 1987, and a director of West African Venture Exchange Corp. since March 1993. In November 2000, Mr. White also became a director and Chief Financial Officer of BrainTech, Inc. Mr. White currently works full time for BrainTech, Inc. Mr. White resigned his position as director effective March 20, 2002.

RAHUL BARDHAN. Chief Technology Officer. Mr. Bardhan joined Sideware in September 2000. Mr. Bardhan was previously employed by Oracle Corp., in the capacity of Senior Practice Director. While employed by Oracle Corp., Mr. Bardhan was also involved in establishing Oracle's national e-commerce accounting practice and in opening Oracle's office in India. Mr. Bardhan holds a Bachelor in Engineering in Computer
Science and Engineering from the University of Mysore, India, and a Masters Degree in Business Administration from Virginia Tech.

STEWART F. WALCHLI. Chief Financial Officer of the Chalk Group. Mr. Walchli joined Sideware as its Chief Financial Officer in March 2000.
In September 2001, Mr. Walchli also became Chief Financial Officer of the Chalk Group. In February 2002, resigned as Chief Financial Officer of Sideware, but continues as Chief Financial Officer of the Chalk Group. Mr. Walchli worked previously for three years as an investment banker with CIBC World Markets, focusing on technology companies, particularly in the Internet and e-commerce spaces. Prior to CIBC World Markets, Mr. Walchli worked in the Corporate Finance and Financial Assurance Groups with KPMG. Mr. Walchli is a member of the Institute of Chartered Accountants of British Columbia.


ITEM 11.  EXECUTIVE COMPENSATION

Apart from stock options, Sideware does not presently compensate our directors for services provided as directors. Sideware provides compensation to its directors who are also officers or employees, for services rendered as officers or employees. Sideware provides the following compensation to its current directors and executive officers.

JAMES L. SPEROS. During 1999 Mr. Speros was paid a salary of $8,000 per month from January to April, $11,500 per month from May to October, and $15,000 per months during November and December. During 2000, Mr. Speros was paid a salary of $250,000. During 2001, Mr. Speros agreed to reduce his salary to $200,000 per year, in view of the reduced cash resources of Sideware. By written amendment to his employment agreement dated
November 27, 2001, Mr. Speros agreed to reduce his salary further to $170,000 per year. In December 2001, Mr. Speros agreed to accept 98,737 shares of Sideware in lieu of one half of his salary for the months of November and December 2001.
Mr. Speros' amendment agreement also provides that if another Sideware employee earns a salary greater than that earned by Mr. Speros, Mr. Speros shall automatically receive a raise to match the other employee's salary up to a maximum of $250,000 annually.

Mr. Speros also holds options to purchase 1,175,000 shares of Sideware common stock, all of which have vested.

In April 2001, Mr. Speros entered into a Change of Control Severance Agreement which entitled him to up to two years salary and bonus if his employment was terminated within specified periods either before or after a change in control of Sideware. Under the November 27, 2001 amendment agreement, the maximum cash payout to Mr. Speros in the event of termination of his employment was reduced to $170,000.

Kenneth R. Thornton. Commencing in July 2001, Mr. Thornton receives a salary of $6,500 per month as Chairman of Sideware.
In December 2001, Mr. Thornton agreed to accept 45,303 shares of Sideware common stock in lieu of one half of his salary for the months of November and December 2001. Mr. Thornton holds options to purchase 950,000 shares, all of which have vested.

GRANT SUTHERLAND. Mr. Sutherland ceased receiving salary compensation from Sideware in June 2001, when he resigned as Chairman. From January 2001 to June 2001, Mr. Sutherland received salary payments totalling approximately $44,000.

RAHUL BARDHAN. Mr. Bardhan's salary during 2000 and at the commencement of 2001 was $250,000 per year. In March 2001, Mr. Bardhan was also paid a bonus of $60,000 in respect of the fiscal year ended December 31, 2000. During 2001, in view of the reduced cash resources of Sideware, Mr. Bardhan accepted a series of salary reductions which reduced his monthly salary to the equivalent of $170,000 per year. By written amendment dated November 27, 2001, Mr. Bardhan agreed to reduce his salary to $170,000 per year. In December 2001, Mr. Bardhan also agreed to accept 48,788 shares of Sideware in lieu of one half of his salary for the month of November 2001.

In August 2000, Mr. Bardhan entered into a Change of Control Severance Agreement which entitled him to up to two years salary and bonus if his employment was terminated within specified periods either before or after a change in control of Sideware. Under the November 27, 2001 amendment agreement, the maximum cash payout to Mr. Bardhan in the event of termination of his employment was reduced to $170,000. The November 27, 2001 agreement is subject to Sideware either completing the merger with KnowledgeMax or raising $5 million in financing by June 30, 2002.

Mr. Bardhan also holds options to purchase 1,800,000 shares, of which 1,400,000 have vested.


STEWART WALCHLI. The Chalk Group currently pays Mr. Walchli a salary of approximately $95,000 per year. For 2001, Mr. Walchli received salary payments totaling approximately $136,000 from Sideware and the Chalk Group, plus payments totaling $30,000 relating to Mr. Walchli's relocation to the United States, and then back to Canada. Prior to December 31, 2000, Mr. Walchli's salary was $100,000 per year. In April 2001, Sideware also made an additional payment to Mr. Walchli of $50,000, which had been accrued as at December 31, 2000, as an adjustment to Mr.
Walchli's compensation in recognition of additional duties and responsibilities undertaken by Mr. Walchli in assuming the role of Chief Financial Officer, after accepting employment as Vice-President Finance. On termination of his position as Chief Financial Officer of Sideware in February 2002, Mr. Walchli also received a termination payment of $35,000. Mr. Walchli holds options to purchase 1,300,000 shares, all of which have vested.

The following table summarizes compensation paid to our directors and named executive officers for the fiscal years ended December 31, 2001, 2000, and 1999.

                    SUMMARY COMPENSATION TABLE


                           Annual Compensation              Long Term Compensation
Name and                                                           Awards                 All other
Principal        Period                                    Restricted   Securities        Compensation
Position          Ended    Salary     Bonus     Other         Stock     Underlying
                mm/dd/yy                                      Awards    Optons/SARs


James Speros    12/31/01   $208,696(1) $      0  $      0       0            800,000         $      0
President, CEO  12/31/00   $225,000    $      0  $      0       0                  0         $ 54,000 (2)
(since Oct.     12/31/99   $136,250    $ 50,000  $      0       0            125,000         $      0
15, 2000)

Kenneth         12/31/01   $ 37,500(1) $      0  $      0       0            950,000         $      0
Thornton,
Chairman
(since Jun.
20, 2001)

Grant           12/31/01   $ 44,000(3) $      0  $      0       0            150,000         $      0
Sutherland,     12/31/00   $167,000    $      0  $      0       0                  0         $      0
Director        12/31/99   $ 63,400    $ 85,140  $      0       0            375,000         $      0



Rahul Bardhan,  12/31/01   $173,441(1) $         $      0       0            800,000         $      0
Chief           12/31/00   $ 63,550    $ 60,000  $      0       0          1,000,000         $      0
Technology
Officer

Stewart Walchli 12/31/01   $136,725(3) $      0  $              0          1,000,000         $30,000(4)
Chief           12/31/00   $ 83,917    $      0  $ 50,000       0            300,000         $      0
Financial
Officer

Scott           12/31/01   $ 80,187    $      0  $      0       0            500,000         $150,000(5)
Friedlander,    12/31/00   $172,600    $ 16,800  $200,000       0          2,000,000         $      0
Exec. VP


(1)  Includes the following common shares issued in lieu of unpaid salary:
     Kenneth Thornton:  45,303 shares in lieu of $6,500 in unpaid salary
     James Speros:      98,737 shares in lieu of $14,166.68 in unpaid salary
     Rahul Bardhan:     48,788 shares in lieu of $7,000 in unpaid salary

(2)  This amount represents a club membership purchased for Mr. Speros.

(3)  Includes amounts converted from Canadian funds at C$1.00 = US$0.63.

(4)  Relocation allowance.

(5)  Severance payments.

Sideware does not have a long term incentive plan.

The following table summarizes options granted to our directors and executive officers during the year ended December 31, 2001.

                OPTION / SAR GRANTS IN LAST FISCAL YEAR


Name                    Number of          Percent of          Exercise or   Expiration     Potential Realizable
                        securities         total options /     base price    date           Value at Assumed
                        underlying         SARs granted to                   (mm/dd/yy)     Rates of Stock Price
                        Options /          employees in                                     Appreciation (1)
                        SARs granted       fiscal year
                                                                                              5%        10%


James Speros             500,000           4.5%                 $1.00         01/18/06      $138,000  $300,500
                         300,000           2.7%                 $0.24         12/05/06      $ 19,870  $43,920

Kenneth Thornton         150,000           1.4%                 $1.00         03/07/06      $ 1,200   $40,785
                         500,000           4.5%                 $0.35         06/27/06      $48,300   $106,750
                         300,000           2.7%                 $0.24         12/05/06      $ 19,870  $43,920

Grant Sutherland         150,000           1.4%                 $1.00         01/18/06      $41,400   $90,150

Jay Nussbaum              50,000           0.4%                 $1.00         01/18/06      $23,000   $50,083
                         150,000           1.4%                 $1.00         02/09/06      $14,475   $61,312

Jack Kemp                150,000           1.4%                 $1.00         01/18/06      $41,400   $90,150

John Shoemaker           150,000           1.4%                 $1.00         01/18/06      $41,400   $90,150

Peter Kozicki             20,000           0.2%                 $1.00         01/18/06      $9,200    $20,000

Edward White              20,000           0.2%                 $1.00         01/18/06      $9,200    $20,000

Scott Friedlander        500,000           4.5%                 $1.00         01/18/06      $138,000  $300,500



Rahul Bardhan            500,000           4.5%                 $1.00         01/18/06      $138,000  $300,500
                         300,000           2.7%                 $0.24         12/05/06      $ 19,870  $43,920

Stewart Walchli          500,000           4.5%                 $1.00         01/18/06      $138,000  $300,500
                         500,000           4.5%                 $0.24         12/05/06      $ 31,117  $73,200


(1) Potential realizable values are computed by (a) multiplying the number of shares subject to the options by the fair market value of Sideware shares, (b) assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the term of the option and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent Sideware's prediction of its stock price.

All option grants were authorized by the full board of directors, and all options were granted at an exercise price equal to fair market value in accordance with the rules of the Toronto Stock Exchange.

The following table summarizes options exercised by our directors and executive officers during the year ended December 31, 2001.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End
Option / SAR Values


                    Shares acquired   Value realized    Number of securities    Value of unexercised
Name                  on exercise                       underlying unexercised  in-the-money options /
                                                        options / SARS at end   SARs at end of fiscal
                                                        of fiscal year          year
                                                        ----------------------   ---------------------
                                                          Exercisable /
                                                          Unexercisable



James Speros        0                  $0               1,175,000 / 0            $0

Kenneth Thornton    0                  $0               950,000 / 0              $0

Grant Sutherland    0                  $0               520,000 / 0              $0

Jay Nussbaum        0                  $0               600,000 / 0              $0

Jack Kemp           0                  $0               150,000 / 0              $0

John Shoemaker      0                  $0               150,000 / 0              $0

Peter Kozicki       0                  $0               195,000 / 0              $0

Edward White        0                  $0               195,000 / 0              $0

Scott Friedlander   0                  $0               0 / 0                    $0

Rahul Bardhan       0                  $0               1,400,000 / 600,000      $0

Stewart Walchli     0                  $0               1,300,000 /0             $0


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Sideware outstanding common shares as of
March 8, 2002 by:

-  Sideware directors and executive officers; and
- all of the Sideware directors and executive officers as a group.

To the best of the knowledge of Sideware management, no person other than Grant Sutherland is the beneficial owner of more than 5% of the Sideware issued and outstanding common shares. Unless otherwise indicated, the address of each person listed below is c/o Sideware Systems Inc., 7900 Westpark Drive, Suite T300, McLean, VA 22102.


Title of Class       Name of Beneficial Owner     Amount and Nature of    Percent of
                                                  Beneficial Ownership      Class(1)


Common               James Speros,
                     President, CEO               3,051,137(2)            3.5%

Common               Kenneth R. Thornton,
                     Chairman                     2,450,000(3)            2.6%

Common               Grant Sutherland, Director   7,648,276(4)            8.8%

Common               Jay Nussbaum, Director         600,000(5)             *

Common               Jack Kemp, Director            150,000(6)             *

Common               John Shoemaker, Director       150,000(7)             *

Common               Edward White, Director         335,780(8)             *

Common               Peter Kozicki, Director        769,100(9)             *

Common               Rahul Bardhan, Chief
                     Technology Officer          1,448,788(10)            1.7%

Common               Stewart Walchli, CFO,
                     the Chalk Group             1,300,000(11)            1.5%

Common               All Directors and
                     Executive Officers         17,903,081(12)           19.2%


* less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person or group of persons holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.
(2) Includes shares issuable under the following securities:
    - 1,175,000 shares issuable under stock options exercisable within 60 days.
(3) Includes shares issuable under the following securities:
    - 950,000 shares issuable under stock options exercisable within 60 days.
(4) Includes shares issuable under the following securities:
    - 520,000 shares issuable under stock options exercisable within 60 days; and
    - 1,250,000 shares issuable under outstanding share purchase warrants exercisable within 60 days.
(5) Includes shares issuable under the following securities:
    - 600,000 shares issuable under stock options exercisable within 60 days.
    Mr. Nussbaum's address is c/o KPMG Consulting, 1676 International Drive, McLean, VA 22102
(6) Includes shares issuable under the following securities:
    - 150,000 shares issuable under stock options exercisable within 60 days.
    Mr. Kemp's address is c/o Empower America, 1701 Pennsylvania Ave., Washington, DC 20006.
(7) Includes shares issuable under the following securities:
    - 150,000 shares issuable under stock options exercisable within 60 days.
    Mr. Shoemaker's address is c/o Sun Microsystems, 901 San Antonio Road, USCA04-208, Palo Alto, CA 94303-4900.
(8) Includes shares issuable under the following securities:
    - 195,000 shares issuable under stock options exercisable within 60 days.
(9) Includes shares issuable under the following securities:
    - 195,000 shares issuable under stock options exercisable within 60 days.
(10)Includes shares issuable under the following securities:
    - 1,400,000 shares issuable under stock options exercisable within 60 days.
(11)Includes shares issuable under the following securities:
    - 1,300,000 shares issuable under stock options exercisable within 60 days.

(12)Includes shares issuable under the following securities:
    - 6,635,000 shares issuable under stock options exercisable within 60 days; and
    - 1,250,000 shares issuable under outstanding share purchase warrants exercisable within 60 days.

To the best of Sideware's knowledge, it is not controlled directly or indirectly by any other corporation or by any foreign government.

Aside from the merger with KnowledgeMax, Sideware is unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to January 1, 2001, Sideware has entered into the transactions set out below in which its current directors or officers were interested.


   TRANSACTIONS WITH BRAINTECH, INC.

BrainTech is a public company engaged in the business of developing and marketing vision systems and related hardware and software products. The directors of BrainTech are Owen Jones, Grant Sutherland, James Speros, and Edward White. BrainTech common shares are quoted on the OTC-Bulletin Board. As at the date of this annual report, inclusive of options and warrants exercisable within 60 days, Mr. Sutherland, Mr. Speros and Mr. White own the following shares in
BrainTech:

     Name              Number of Shares   % of Issued and Outstanding

    Grant Sutherland      3,992,499                      6.7%
    James Speros            300,000                      0.5%
    Edward White          1,125,001                      2.0%

Up to November 2000 Sideware operated under a cost sharing arrangement with BrainTech, pursuant to which the two companies shared the following costs:

-  costs of North Vancouver offices premises;
- salary costs of certain personnel including, among other things, the salary costs of accounting personnel; and
- miscellaneous office charges, such as office supplies and telephone and fax charges.

Sideware bore 80% of the common costs owing to the substantially greater level of its business activity, and its corresponding greater use of the common premises and personnel. Both companies signed the lease for the North Vancouver premises, and are jointly and severally liable for 100% of the rent remaining under the lease.

In the summer of 2000, BrainTech began to move its operations to separate premises. On November 6, 2000 the two companies entered into a letter agreement under which BrainTech would continue to use a portion of the North Vancouver office, as well as certain services provided by Sideware personnel, during a transitional period not to exceed six months.

In the summer of 2001, Sideware terminated its operations in North Vancouver. BrainTech took occupancy of approximately two-thirds of the North Vancouver premises, and the remaining third was sublet to a third party. Sideware remains a signatory to the lease, and could be held liable for the rent payments if the present occupants fail to pay the rent. The term of the lease expires August 31, 2003. Inclusive of a proportionate share of operating costs, the lease payments for the premises currently occupied by BrainTech are approximately $120,000 per year. The lease payments for the premises occupied by the third party sub-tenant are approximately $60,000 per year.

Sideware previously purchased computer equipment for BrainTech, Inc. owing to favorable equipment pricing available to it under

IBM marketing programs. Hardware sales to BrainTech totaled approximately $20,000 during the fiscal year ended December 31, 2000. There were no sales to BrainTech during 2001.

BrainTech also enrolled in the Sideware Partner Program, through which Sideware previously marketed its eCRM software products.


	PRIVATE PLACEMENTS

On February 22, 2001, Sideware sold 5,229,752 units to 44 purchasers. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at any time up to February 22, 2004. The initial exercise price for the warrants was $1.00 per share, but that exercise price has subsequently been reduced as a result of the effect of anti-dilution clauses in the warrant agreements. Sideware estimates that the current exercise price for the warrants is $0.80. The warrants are non-transferable. None of the warrants have been exercised. Grant Sutherland, the Chairman of the Board of Sideware, purchased 1,250,000 units at a price of $0.80 per unit.

On September 5, 2001, Sideware sold 2,941,176 common shares to
Mr. Sutherland at $0.34 per share. The proceeds from this private placement were used to fund Sideware's acquisition of a majority interest in the Chalk Group.

In December 2001 Sideware completed a private placement of 13,500,000 common shares at a price of $0.10 per share.
 Purchasers in this private placement included the following directors of Sideware:

   James Speros                            1,000,000 shares
   Kenneth Thornton                        1,000,000 shares
   Grant Sutherland                        1,000,000 shares

	ACQUISITION OF THE CHALK GROUP

In September 2001, Sideware invested $1,000,000, exclusive of acquisition costs, in Chalk.com Network (Holding) Corp., parent company of the Chalk Group, to acquire 13,000,000 common shares from the company's treasury. In addition, Sideware paid $1.00 to acquire 5,000,000 common shares of Chalk.com Network (Holding) Corp., from David Chalk, the founder of the Chalk Group. The 18,000,000 shares acquired by Sideware represented 66.7% of the issued and outstanding shares of Chalk.com Network (Holding) Corp., or 60.3% on a fully diluted basis, after allowing for the exercise of outstanding share purchase warrants and stock options previously issued by Chalk.com Network (Holding) Corp.

The funds for Sideware's investment in the Chalk Group were provided by Grant Sutherland, through the private placement of 2,941,176 shares on September 5, 2001, described above. Mr. Sutherland also owns 100,000 special warrants in Chalk Network (Holding) Corp., parent company of the Chalk Group, which he acquired as a personal investment in October 2000. The special warrants entitle Mr. Sutherland to acquire, without further payment, approximately 132,000 shares in Chalk.com Network (Holding) Corp. At the date of this annual report 132,000 common shares of Chalk.com Network (Holding) Corp. would represent less than 1% of outstanding common shares of that company. Mr. Sutherland's son works as Executive Vice President of the Chalk Group.

   OTHER TRANSACTIONS

Sideware and the Chalk Group have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland is a partner. Subsequent to January 1, 2001 Sideware and the Chalk Group have paid a total of approximately $160,000 in legal fees to Sutherland Johnston.

During 2001 Sutherland Johnston also continued to occupy a portion of the leasehold premises of Sideware at 777 Dunsmuir Street in Vancouver, British Columbia. For the year ended December 31, 2001, Sutherland Johnston reimbursed Sideware approximately $50,000 in respect of Sideware's rent obligations on the premises. The amount paid by Sutherland Johnston was based on the relative portion of the area of the premises occupied by Sutherland Johnston.

During 2001, the Chalk Group paid $94,066 to its former President for rental of his residence as a film set. Substantially all of those payments took place prior to Sideware acquiring control of the Chalk Group. In addition, the Chalk Group made payments totaling $59,961 to a former principal security holder for management and accounting services. All of those payments took place prior to Sideware acquiring control of the Chalk Group.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

During the quarter ended December 31, 2001 Sideware did not file reports on Form 8-K.

Index to Exhibits


Number                      Exhibit

2.1(7)    Agreement and Plan of Merger and Reorganization
          (included as Appendix A to the joint proxy statement -
          prospectus
3.1(1)    Memorandum of Incorporation dated March 30, 1983
3.2(1)    Articles of Incorporation dated March 30, 1983
3.3(1)    Special Resolution dated January 12, 1984
3.4(1)    Special Resolution dated June 15, 1989
3.5(1)    Special Resolution dated September 27, 1990
3.6(1)    Special Resolution dated December 18, 1996
3.7(1)    Articles of Incorporation
3.8(1)    Special Resolution dated January 29, 1998
3.9(5)    Special Resolution dated June 28, 2000
3.10(7)   Articles of Continuation of Sideware to the Yukon
          Territory
3.11(7)   Bylaws of Sideware
10.1(1) Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and BrainTech, Inc.
10.2(2)   Lease effective as of July 1, 1999 between the
          Company, Techwest Management Ltd., BrainTech, Inc. and Pacific Centre Leaseholds Ltd.
10.3(2)   Assignment Agreement effective as of July 1, 1999
          between the Company, Techwest Management Ltd.,
          BrainTech, Inc., and SJM Management Ltd.
10.4(6)   Change of Control Severance Agreement with Rahul
          Bardhan
10.5(7)   Change of Control Severance Agreement with James
          Speros
10.6(7)   Amendment agreement between James Speros and Sideware
10.7(7)   Amendment agreement between Rahul Bardhan and Sideware
10.8(6)   Assignment of Lease
10.9(3)   2000 Stock Option Plan
10.10(4)  Amended 2000 Stock Option Plan
10.11(6)  Stock Option Plan (2001)
10.12(7)  Sideware 2002 Equity Incentive Plan
10.13(7)  Form of stock option agreement under Sideware 2002
          Incentive Equity Plan
11.1      Computation of net loss per share
21.1      List of subsidiaries

(1) Incorporated by reference to exhibit to Sideware's Registration Statement on Form 20-F filed in May 1999 (file no. 000-29974).
(2) Incorporated by reference to exhibit to Sideware's Registration Statement on Form F-1 filed on November 12, 1999
    (file no. 333 90893).
(3) Incorporated by reference to exhibit to Sideware's Registration Statement on Form F-3 filed on April 18, 2000 (file no. 333 34984).
(4) Incorporated by reference to exhibit to Amendment No. 1 to Sideware's Registration Statement on Form F-3/A filed on
    June 8, 2000 (file no. 333-34984).
(5) Incorporated by reference to exhibit to Sideware's Form 10-Q for the quarter ended September 30, 2000 filed on November 15, 2000 (file no. 000-29974).
(6) Incorporated by reference to exhibit to Sideware's Form 10-K for the year ended December 31, 2000 filed on March 23
    (file no. 000-29974).
(7) Incorporated by reference to exhibit to Sideware's Registration Statement on Form S-4 filed on January 11, 2002
    (registration no. 333-76648).

                            SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 15, 2002                 Sideware Systems Inc.

                                      "James L. Speros"


                                      By:
                                      James L. Speros,
                                      President and Chief Executive Officer



                           POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Speros as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney's-in-fact ad agent, or his subititutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                  Title                       Date

"James Speros"          Chief Executive Officer,        April 15, 2002
--------------------    President, and Director
James L. Speros         (Principal Executive Officer),
                        Chief Financial Officer
                        (Principal Financial and
                        Acccounting Officer)


"Kenneth Thornton"      Chairman of the Board of        April 15, 2002
--------------------    Directors, Director
Kenneth R. Thornton


"John Shoemaker"        Director                        April 15, 2002
--------------------
John Shoemaker

                     Consolidated Financial Statements
                     (Expressed in United States dollars)

                     SIDEWARE  SYSTEMS  INC.
                     (Prepared in accordance with generally accepted accounting principles in the United States)

                     Years ended December 31, 2001, 2000, and 1999

AUDITORS' REPORT

To the Stockholders and Board of Directors
Sideware Systems Inc.

We have audited the consolidated balance sheets of Sideware Systems Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in accordance with accounting principles generally accepted in the United States of America.

As discussed in note 2(g) to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities for each of the years presented which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(signed)  "KPMG LLP"

Chartered Accountants

Vancouver, Canada

February 5, 2002, except for note 21
 which is as of March 20, 2002

SIDEWARE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

December 31, 2001 and 2000


============================================================================
                                                        2001            2000
----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                      $   981,473    $    949,999
  Short-term investments (note 4)	              17,265	   5,982,588
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $12,368
      (2000 - $142,047) (note 5)                     214,899         467,783
    Other                                             18,709         126,842
  Note receivable (note 6)                           150,000               -
  Due from related parties (note 7(b))                     -          29,859
  Current portion of long-term
    receivables (note 8)                                   -           6,849
  Inventory                                                -          46,829
  Prepaid expenses                                    87,827         549,639
  --------------------------------------------------------------------------
                                                   1,470,173       8,160,388

Deposit on lease                                      75,761         129,926
Long-term receivables (note 8)                             -         105,587
Deferred finance charges (note 8)                          -          95,583
Intangible assets (note 9)                         1,385,265               -
Goodwill (note 9)                                    673,185               -
Fixed assets (note 10)                               274,505       1,967,818
----------------------------------------------------------------------------
                                                $  3,878,889    $ 10,459,302
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities      $    971,700    $  1,246,683
  Current portion of obligations under
   capital leases (note 12)                           49,990               -
  Current portion of notes payable (note 13)         262,500               -
  Deferred revenue                                   189,551         168,661
  --------------------------------------------------------------------------
                                                   1,972,394       1,415,344

Obligations under capital leases (note 12)            61,153               -
Notes payable (note 13)                              437,500               -
----------------------------------------------------------------------------
                                                   1,972,394       1,415,344

Stockholders' equity:
  Common stock:
    Authorized:  198,978,997 common shares,
      no par value
    Issued and outstanding:  85,182,513
      (2000 - 60,886,415)	                  47,339,385      40,660,382
  Additional paid-in capital                      12,122,161      12,146,732
  Deferred stock-based compensation                        -        (460,895)
  Accumulated other comprehensive income            (614,385)       (503,685)
  Deficit                                        (56,940,666)    (42,798,576)
  --------------------------------------------------------------------------
                                                   1,906,495       9,043,958
----------------------------------------------------------------------------
                                               $   3,878,889    $ 10,459,302
============================================================================

Discontinued operations (note 16)
Commitments (note 17)
Contingencies (note 18)

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


====================================================================================


                                                       Years ended December 31,
                                                   ------------------------------
                                                2001            2000            1999
------------------------------------------------------------------------------------


Revenue:
  Television and airline segment
   production                          $     235,225  $            -  $            -
  Interactive media                          111,109               -               -
  ----------------------------------------------------------------------------------
                                             346,334               -               -

Cost of revenues                             415,874               -               -
------------------------------------------------------------------------------------
Gross margin                                 (69,540)              -               -

Operating expenses:
  Sales and marketing and website
   operations                                261,109               -               -
General and administrative (including
 stock-based compensation of $56,213,
 $4,471,295, and $91,921)                  3,770,335       7,533,958       1,978,298
  Write-off of fixed assets                        -               -          35,973
  Proceeds of settlement of legal
   claim (note 18)                                 -        (147,651)              -
  Value assigned to shares issued in
    satisfaction of a legal claim
    (note 18)                                      -         153,020               -
------------------------------------------------------------------------------------
                                           4,031,444       7,539,327       2,014,271
------------------------------------------------------------------------------------

Operating loss from continuing
 operations                               (4,100,984)     (7,539,327)     (2,014,271)

Interest income                              253,516         550,533          98,493
------------------------------------------------------------------------------------

Loss from continuing operations before
 extraordinary items                      (3,847,468)     (6,988,794)     (1,915,778)

Loss from discontinued operations
 (note 16)                               (10,632,482)    (20,805,594)     (3,771,690)
------------------------------------------------------------------------------------

Loss before extraordinary items          (14,479,950)    (27,794,388)     (5,687,468)

Extraordinary items:
  Gain on settlement of accounts
   payable (note 11)                         254,819               -               -
  Gain on settlement of stockholder
   loans (note 13)                            83,041               -               -
  ----------------------------------------------------------------------------------
                                             337,860               -               -
------------------------------------------------------------------------------------

Loss for the year                        (14,142,090)    (27,794,388)     (5,687,468)

Other comprehensive income
 (loss):
  Foreign currency translation
   adjustments                                25,850        (788,714)        265,859
  Net unrealized holding gain on
   short-term investments (note 4)          (136,550)        136,550               -
  ----------------------------------------------------------------------------------
                                            (110,700)       (652,164)        265,859
------------------------------------------------------------------------------------
Comprehensive loss                     $ (14,252,790)  $ (28,446,552)  $  (5,421,609)
------------------------------------------------------------------------------------
Basic and diluted loss per share
 from continuing operations before
 extraordinary items                   $       (0.06)  $       (0.12)  $       (0.05)
Basic and diluted loss per share
 from discontinued operations                  (0.16)          (0.36)          (0.10)
Basic and diluted loss per share
 before extraordinary items                    (0.22)          (0.48)          (0.15)
Basic and diluted earnings per share
 on extraordinary item                          0.01               -               -
Basic and diluted loss per share               (0.21)          (0.48)          (0.15)
Weighted average common shares,
 used in computing loss per share,
 basic and diluted                        67,186,671      58,078,005      37,391,211
------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


SIDEWARE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


================================================================================================================================
                                                                                          Accumulated
                         Share capital        Special warrants   Additional     Deferred         other                      Total
                         -------------        ----------------      paid-in  stock-based comprehensive               stockholders
                      Number    Assigned     Number    Assigned     capital compensation          loss      Deficit        equity
---------------------------------------------------------------------------------------------------------------------------------


Balance,
 December 31,
 1998             27,269,959   9,585,372     90,000      748,432     43,592            -      (117,380)  (9,316,720)       943,296

Shares issued
 on exercise of
 non-transferable
 warrants         10,434,335   3,418,136          -            -          -            -             -            -      3,418,136

Shares issued
 on exercise of
 options           1,343,500     806,508          -            -          -            -             -            -        806,508

Special warrants
 issued	                   -           -  9,326,332    2,084,911          -            -             -            -      2,084,911

Shares issued
 on exercise of
 special warrants  9,724,611   2,833,343 (9,416,332)  (2,833,343)         -            -             -            -              -

Shares issued
 for cash          2,746,833   4,514,656          -            -          -            -             -            -      4,514,656

Shares issued
 for services
 rendered            250,000     107,686          -            -          -            -             -            -        107,686

Deferred stock-
 based
 compensation              -           -          -            -    271,908     (271,908)            -            -              -

Amortization of
 deferred
 stock-based
 compensation              -           -          -            -         -       271,908             -            -        271,908

Share
 subscriptions
 receivable
 (243,900 common
 shares)                   -     396,619          -            -         -            -	             -            -        396,619

Share issue costs          -    (247,843)         -            -         -            -              -            -       (247,843)

Foreign currency
 translation
 adjustment                -           -          -            -         -            -        265,859            -        265,859

Loss for the year          -           -          -            -         -            -              -   (5,687,468)    (5,687,468)
----------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31,
 1999,            51,769,238  21,414,477          -            -   315,500            -        148,479  (15,004,188)     6,874,268

Shares issued
 on exercise of
 non-transferable
 warrants          3,919,702     3,803,797         -         -           -            -             -             -    3,803,797

Shares issued
 on exercise of
 options           1,584,100     1,469,279         -         -           -            -             -             -    1,469,279

Shares issued
 for cash          3,340,100    14,557,888         -         -           -            -             -             -   14,557,888

Shares issued
 for
 subscriptions
 previously
 received            243,900             -         -         -           -            -             -             -            -

Shares issued
 on settlement
 of legal claim       80,000       153,020         -         -           -            -             -             -      153,020

Share issue costs          -      (738,079)        -         -           -            -             -             -     (738,079)

Cancelled shares     (50,625)            -         -         -           -            -             -             -            -

Stock-based
 compensation              -             -         -         -     247,758            -             -             -      247,758

Deferred stock-
 based
 compensation              -             -         -         -  11,583,474  (11,583,474)            -             -            -

Amortization
 of deferred
 stock-based
 compensation              -             -         -         -           -   11,122,579             -             -   11,122,579

Net unrealized
 holding gain
 on short-term
 investments,
 net of tax
 effect of nil             -             -          -        -           -            -       136,550             -      136,550

Foreign currency
 translation
 adjustment                -             -          -        -           -            -      (788,714)            -     (788,714)

Loss for the year          -             -          -        -           -            -             -   (27,794,388) (27,794,388)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31,
 2000
 carried forward  60,886,415   $40,660,382          -  $     - $12,146,732  $  (460,895) $   (503,685) $(42,798,576) $ 9,043,958
--------------------------------------------------------------------------------------------------------------------------------

SIDEWARE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity, continued
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

================================================================================================================================
                                                                                          Accumulated
                         Share capital        Special warrants Additional      Deferred         other                      Total
                         -------------        ----------------    paid-in   stock-based comprehensive               stockholders
                      Number    Assigned     Number   Assigned    capital  compensation          loss      Deficit        equity
--------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31,
 2000, brought
 forward          60,886,415  $40,660,382          -  $      - $12,146,732  $ (460,895)  $  (503,685)  $(42,798,576) $ 9,043,958

Shares issued
 for cash
 (note 14(b))     21,670,928    6,387,121          -         -           -           -             -              -    6,387,121

Shares issued
 on acquisition
 of shares of
 subsidiary
 (note 9)          3,233,346      614,335          -         -           -           -             -              -      614,335

Shares issued
 for services
 rendered            362,202       43,750          -         -           -           -             -              -       43,750

Share issue
 costs                     -     (304,703)         -         -           -           -             -              -     (304,703)

Share
 subscription
 receivable                -      (61,500)         -         -           -           -             -              -      (61,500)

Cancelled
 shares
 (note 14(a))       (970,378)           -          -         -           -           -             -              -            -

Warrants
 issued on
 acquisition
 of shares
 of subsidiary
 (note 9)                  -            -          -         -      58,850           -             -              -       58,850

Deferred
 stock-based
 compensation              -            -          -         -     (83,421)     83,421             -              -            -

Amortization
 of deferred
 stock-based
 compensation              -            -          -         -           -     377,474             -              -      377,474

Net unrealized
 holding gain
 on short-term
 investments
 (note 4)                  -            -          -         -           -           -      (136,550)             -     (136,550)

Foreign
 currency
 translation
 adjustment                -            -          -         -           -           -        25,850              -       25,850

Loss for the
 year                      -            -          -         -           -           -             -    (14,142,090) (14,142,090)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31,
 2001             85,182,513 $ 47,339,385          -  $      - $12,122,161  $        -  $   (614,385)  $(56,940,666) $ 1,906,495
================================================================================================================================


See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


=====================================================================================


                                                        Years ended December 31,
                                                   -------------------------------
                                                2001             2000            1999
-------------------------------------------------------------------------------------

Cash flows used in operating
 activities:
  Loss for the year                    $ (14,142,090)  $ (27,794,388)  $   (5,687,468)
  Items not involving cash:
    Amortization of fixed assets             503,253         704,044          284,472
    Amortization of intangible assets        105,093               -                -
    Stock-based compensation                 377,474      11,370,337          271,908
    Loss on disposal of assets             1,769,750               -           35,973
    Write-down of long-term
     receivable                               65,000               -                -
    Gain on settlement of accounts
     payable                                (254,819)              -                -
    Gain on settlement of shareholder
     loans                                   (83,041)              -                -
    Value assigned to shares issued
     for accounting services                  43,750               -                -
    Value assigned to shares issued
     for financial advisory services               -               -          107,686
    Value assigned to shares issued
     in satisfaction of legal claim                -         153,020                -

  Changes in non-cash operating
   working capital:
    Accounts receivable                      780,415        (479,183)          38,514
    Due (to) from related parties             29,859         (68,166)         290,816
    Inventory                                479,181          24,435          (42,096)
    Prepaid expenses                         478,302        (317,901)        (169,860)
    Accounts payable and accrued
     liabilities                            (813,834)        650,961          418,197
    Deferred revenue                        (307,170)        169,793                -
  -----------------------------------------------------------------------------------
  Net cash used in operating
   activities                            (10,968,877)    (15,587,048)      (4,451,858)

Cash flows from financing
 activities:
  Special warrants issued for cash                 -               -        2,084,911
  Shares issued for cash, net of
   share issue costs                       6,020,918      19,092,885        8,494,337
  Share subscriptions receivable                   -               -          396,619
  Increase in notes payable                   37,989               -                -
  Repayment of lease obligations             (14,423)              -                -
  Notes payable                             (175,000)              -                -
  -----------------------------------------------------------------------------------
  Net cash provided by financing
   activities                              5,869,484      19,092,885       10,975,867

Cash flows from investing
 activities:
  Sale (purchase) of short-term
   investments                             5,846,038      (5,915,785)               -
  Long-term receivables and
   deferred charges                          143,019           7,040         (217,068)
  Purchase of fixed assets                  (287,346)     (1,790,479)        (782,425)
  Deposit on lease, net                       54,164        (111,219)         (14,106)
  Note receivable                           (150,000)              -                -
  Business acquisition                       (29,047)              -                -
  -----------------------------------------------------------------------------------
  Net cash used in investing
   activities                              5,576,828      (7,810,443)      (1,013,599)

Effect of exchange rates on cash
 and cash equivalents                       (445,961)       (675,196)         212,423
-------------------------------------------------------------------------------------
Increase (decrease) in cash and
 cash equivalents                             31,474      (4,979,802)       5,722,833

Cash and cash equivalents,
 beginning of year                           949,999       5,929,801          206,968
-------------------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                           $     981,473   $     949,999    $   5,929,801
=====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)


=====================================================================================


                                                        Years ended December 31,
                                                   -------------------------------
                                                2001             2000            1999
-------------------------------------------------------------------------------------



Supplemental information:
  Non-cash financing and investing
   activities:
    Shares issued in satisfaction
     of legal claim                    $          -    $     153,020   $           -
    Shares issued for services
     rendered                                43,750                -         107,686
    Shares issued on exercise of
     special warrants                             -                -         657,613
    Shares issued for investment
     advisory services                            -                -               -
    Shares issued on subscription            61,500                -               -
    Shares issued on acquisition of
     subsidiary (note 9)                    614,335                -               -
    Warrants issued on acquisition
     of subsidiary (note 9)                  58,850                -               -
=====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999


1.  DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS:

    These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Through the date of these consolidated financial statements the Company has not generated significant revenues, and has incurred operating losses and negative cash flow from operating activities. Operations to date have been primarily financed by equity transactions.
    In April 2001, the Company began a restructuring that involved the termination of a substantial portion of its work force, the transferring of the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia, a reduction in sales, marketing, general and administrative expenditures, and the closing of several remote sales offices. In September 2001, the Company decided to suspend operations relating to the development and sales of its electronic Customer Relationship Management ("eCRM") software (note 16).

    In September 2001, the Company invested $1,001,541 in Chalk.com Network (Holding) Corporation ("Chalk.com") to acquire 18,000,000 common shares, a majority interest, of Chalk.com. In December 2001, Sideware Systems Inc. entered into six share exchange agreements and one special warrant agreement with minority stockholders of Chalk.com. In total, the minority stockholders exchanged 3,725,050 common stock and 100,000 special warrants of Chalk.com they held for 3,233,346 Sideware common stock. The minority stockholders of the Company also received 646,668 Sideware common stock share purchase warrants. Upon completion of this transaction, Sideware holds an 80.7% interest in Chalk.com, or 71.3% on a fully diluted basis after allowing for the exercise of outstanding share purchase warrants and stock options previously issued by Chalk.com.

    Chalk.com specializes in creating e-commerce enabled multimedia solutions for manufacturers of technology-related products. The Company uses online and offline media distribution which include the internet, television, in-flight airline entertainment and radio. The Company will be concentrating its efforts on developing the business of Chalk.com and focus on the eLearning market.

    In December 2001, the Company entered into an agreement and Plan of Merger with KnowledgeMax, Inc. ("KnowledgeMax") (note 21(b)). Completion of this transaction is subject to completion of all required documentation.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999


1.  DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS (CONTINUED):

    The Company's future operations and its continuation as a going concern are dependent upon its ability to increase its customer base, increase sales of its e-learning product to generate positive cash flows from operations and ultimately attaining profitability. Depending on the Company's ability to develop sales and related cash flows, the Company may need to raise additional capital through public or private financings that may not be available on reasonable terms. As a condition of the merger, approximately $2 million in financing is to be raised. If that transaction completes, KnowledgeMax will be the primary business that continues. It is management's intention to continue towards finalization of the KnowledgeMax transaction and the identification of additional financing sources to continue development and operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  BASIS OF PRESENTATION:

    These consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America. They include the financial statements of the Company and its subsidiaries, all of which are wholly owned except for Chalk.com (note 9). All material intercompany balances and transactions have been eliminated in consolidation.

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

      The Company classifies its short-term investments in debt instruments as "held-to-maturity". Such investments are reported at amortized costs and interest is recorded in the statement of operations when earned.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (d)  Fixed assets:

      Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

      ============================================================
      Asset                                   Basis           Rate

      Automobiles                 declining-balance            30%
      Furniture and fixtures      declining-balance            20%
      Computer equipment              straight-line        33 1/3%
      Trade show assets               straight-line        33 1/3%
      Computer software               straight-line            50%
      Leasehold improvements          straight-line     lease term
      ============================================================

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

 (g)  Goodwill:

      Goodwill is accounted for in accordance with FAS 142 "Goodwill and Other Intangible Assets". It represents the difference between the cost of the investment in Chalk.com and the fair value of their underlying net identifiable assets at the time of acquisition. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis using the expected present value of future cash flows. As at December 31, 2001, no impairment has been recognized.

 (h)  Intangible assets:

      Intangible assets are accounted for in accordance with FAS 142 "Goodwill and Other Intangible Assets". They are recorded at the present value of expected cash flows of intangible assets acquired in the acquisition of Chalk.com. They are amortized over the weighted average life of the contracts that give rise to the intangible assets.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (i)  Income taxes:

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


 (j)  Stock-based compensation:

      The Company accounts for its stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Deferred stock-based compensation is recorded on the measurement date, which is generally the date of grant, when the market value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. Non-employee options are accounted for under SFAS No. 123 and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options are earned.

      Stock-based compensation resulting from employee option grants is recognized on an accelerated basis over the vesting period of the individual options consistent with FIN 28. Non-employee grants with future service requirements are not recognized until the service is performed and the options vest.


 (k)  Comprehensive income (loss):

      In accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income", the Company reports comprehensive income (loss), which includes net earnings
      (loss) as well as changes in equity from other non-owner sources specifically the foreign currency cumulative translation adjustments and unrealized holding gain on short-term investments.

 (l)  Website development costs:

      The Company's website is in the development stage. In accordance with EITF 00-2, "Accounting for Website
      Development Costs", costs are expensed as incurred.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (m)  Research and development:

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

 (n)  Advertising costs:

      Advertising costs are expensed as incurred and totaled
      $21,014, $1,044,012, and $68,941 during the years ended
      December 31, 2001, 2000 and 1999, respectively.

 (o)  Revenue recognition:

     (i) In accordance with the provisions of SOP 00-2 - "Accounting by Producers or Distributors of Films", the Company recognizes revenue from Chalk.com's sale or licensing arrangement of a television and airline segment production when persuasive evidence of a sale or licensing arrangement exists, the film is complete, and has been delivered and accepted in accordance with the terms of the arrangement, the license period of the arrangement has begun, the arrangement fee is fixed and determinable, and the collection of the arrangement fee is reasonably assured. If Chalk.com does not meet any one of the criteria described above, all revenue from the arrangement is deferred until such time as the conditions are met.


   (ii)	The Company recognizes revenue for Chalk.com interactive media in accordance with SAB 101 which states that revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. If Chalk.com does not meet any one of the criteria described above, all revenue from the arrangement is deferred until such time as the conditions are met.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  (iii) The Company recognized revenue from its electronic
        Customer Relationship Management ("eCRM") software in accordance with SOP 97-2, "Software Revenue Recognition". SOP 97-2, as amended, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. For multiple element contracts where maintenance is bundled with the software license, the residual method in accordance with SOP 98-9 is used and Vendor
        Specific Objective Evidence ("VSOE") established for the undelivered element, being the maintenance support through the sale of separate maintenance agreements, to determine the value to be assigned to the software license. For contracts where maintenance is not bundled with the software license, the Company uses the sale value of the software license as its fair value to record revenue.

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

 (p)  Foreign currency translation:

      Prior to January 1, 2001, the functional currency of the Company was the Canadian dollar. Effective for its fiscal year beginning January 1, 2001, the Company established the U.S. dollar as its functional currency for all of its operations as it represented the primary market of revenues and Company operations, including the primary currency in which expenses associated with its eCRM business were incurred. Monetary assets and liabilities denominated in a foreign currency are translated into the Company's functional currency at the rate of exchange in effect at the balance sheet date. Other assets, revenue and expense items are measured using the rate of exchange prevailing at their respective transaction dates. Exchange gains and losses resulting from the translation of foreign denominated monetary assets and liabilities to the functional currency are reflected in earnings for the period.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (p)  Foreign currency translation (continued):

      Commencing with the discontinuance of the eCRM business and the acquisition of Chalk.com (note 9) the functional currency was determined to be the Canadian dollar. Accordingly, foreign currency denominated balances of the Company are remeasured into Canadian dollars as described in the preceding paragraph.

      For the fiscal years ended December 31, 2001, 2000 and 1999, the Company adopted the U.S. dollar as its reporting currency. Where the Company's functional currency is the Canadian dollar it translates the Canadian dollar statements into U.S. dollar reporting currency using the current rate method. The assets and liabilities are translated in U.S. dollars using period end rates and revenue and expense are translated at the average exchange rate for the period. Exchange gains and losses resulting from the translation are recorded as a separate component of shareholders' equity and reported as other comprehensive income.

 (q)  Net loss per share:

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

      All performance escrow shares as disclosed in note 14(a) are excluded from the calculation.

 (r)  Comparative figures:

      Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999


4.  SHORT-TERM INVESTMENTS:

    The short-term investments in debt instruments of $17,265 at December 31, 2001 are classified as held to maturity.

    The amortized cost, gross unrealized holding gain and fair value of available-for-sale securities at December 31, 2000 is as follows:

    ===================================================================
                                                    Gross
                                               unrealized
                                    Amortized     holding          Fair
                                         cost        gain         value
    -------------------------------------------------------------------
    Available-for-sale
    commercial paper             $  5,846,038  $  136,550  $  5,982,588
    ===================================================================

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    The movements in the allowance for doubtful accounts for 2001 and 2000 are set out below:

    ========================================================================
                                          2001           2000           1999

    Balance as at January 1       $    142,047     $        -      $       -
    Expense for the year                12,368        142,047              -
    Write-offs during the year        (142,047)             -              -

    ------------------------------------------------------------------------
    Balance as at December 31     $     12,368     $  142,047      $       -
    ========================================================================

6.  Note receivable:

    The note receivable is due from a party with which the Company has signed an agreement and Plan of Merger (note 21). The amount is unsecured, payable on demand and bears interest at 5% per annum.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999


7.	Related party transactions:

 (a)  Transactions with related parties:

      The following table summarizes the Company's related party transactions with certain directors of the Company:

    ===================================================================

                                         Years ended December 31,
                                  -------------------------------------
                                  2001             2000            1999
    -------------------------------------------------------------------
    Services rendered       $  112,071     $    257,860     $   445,296

    ===================================================================

    Hardware resales to related parties are disclosed in note 16, are to companies with certain common directors to the Company.

 (b)  Due (to) from related parties:

      At December 31, 2001, the Company was owed nil (2000 - $29,859 with respect to costs incurred by the Company on behalf of BrainTech Inc. and TechWest Management Inc., companies with directors in common. These amounts are unsecured, payable on demand and bear no interest.

(c)   Related party transactions:

    The following table summarizes Chalk.com's related party transactions, which were recorded at the exchange amounts agreed upon between the related parties.

    ========================================================================
                                               Years ended December 31,
                                              --------------------------
                                           2001          2000           1999
    ------------------------------------------------------------------------

    Rent payments owed and paid
     to stockholder                  $   94,066   $   137,355   $      3,231
    Management fees paid to
     principal stockholder                    -       157,695              -

    Rent payments owed and paid to:
     CML Global Capital Ltd.,
     a stockholder                   $        -        22,623         26,651
    Management fees paid to CML
     Global Capital Ltd.                 59,961       126,986              -

    Interest paid to minority
     shareholders                             -             -          4,265
    ========================================================================

    Accounts payable includes $42,627 (2000 - $36,384) due to shareholders and directors of Chalk.com.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

8.  LONG-TERM RECEIVABLES AND DEFERRED FINANCE CHARGES:

    ===================================================================
                                                        2001       2000

    Employee loan, maturing September 30, 2024,
    bearing interest at 1% per annum,
    repayable in bi-monthly blended
    instalments of $376, except if employment
    is terminated in which case it is
    repayable immediately, real estate has
    been pledged as security, net of
    unamortized discount of $95,583               $        -   $ 98,593

    Employee loans, maturing September 30,
    2002, bearing interest at prime plus 1%
    per annum.                                             -     13,843
    -------------------------------------------------------------------
                                                           -    112,436
    Current portion                                        -      6,849
    -------------------------------------------------------------------
                                                  $        -   $105,587
    ===================================================================

    The employee loan secured by real estate has been discounted to fair market value calculated at prime plus 1%, which was the prevailing rate of similar financial instruments at the arrangement date, over 25 years. The discount was recorded as deferred financing charges.

    As a result of the restructuring and termination of employees (note 16), all employee loans, except for approximately $65,000, as at December 31, 2000, were repaid. Approximately $65,000 of long-term receivables was forgiven as part of a severance package to an employee.

9.  BUSINESS ACQUISITION:

    On September 7, 2001, the Company acquired 66.7% of the outstanding common shares of Chalk.com. In December 2001, Sideware Systems Inc. entered into six share exchange agreements and one special warrant agreement with minority stockholders of Chalk.com. In total, the minority stockholders exchanged 3,725,050 common shares and 100,000 special warrants of Chalk.com they held for 3,233,346 Sideware common shares with a market value of $614,335. The minority stockholders also received 646,668 Sideware common stock share purchase warrants at a value of $58,850 based on the Black-Scholes fair value method. Upon completion of this transaction, Sideware holds an 80.7% interest in Chalk.com.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

9.  BUSINESS ACQUISITION (CONTINUED):


    The business combination was accounted for using the purchase method of accounting with effect from the date of acquisition. Accordingly, these consolidated statements include the operations of Chalk.com from the date ownership was assumed by the Company until December 31, 2001.

    ===================================================================

    Net assets acquired (at fair value):
    Cash                                               $      1,078,705
      Fixed assets                                              274,390
      Intangible assets                                       1,490,358
      Goodwill                                                  673,185
      Capital leases                                            (60,753)
      Due to stockholders                                      (942,771)
    Net non-cash operating working capital deficiency          (732,177)
    -------------------------------------------------------------------
    Net assets acquired                                $      1,780,937
    ===================================================================
    Consideration given for net assets acquired:
      Cash                                             $      1,107,752
      Shares issued (3,233,346 common stock)                    614,335
      Warrants issued (646,688 warrants)                         58,850
    -------------------------------------------------------------------
                                                       $      1,780,937
    ===================================================================

    The intangibles assets that make up the amount of $1,490,358 include future revenue based intangibles of $49,500, and employment contract based intangibles of $1,440,858. Future revenue intangibles are being amortized over the weighted average life of the contracts, which is one year. Accumulated amortization is $15,139. The employment contract intangibles are being amortized over the life of the contract, which is five years. Accumulated amortization is $89,954.

    Aggregate amortization expense:

    For the year ended December 31, 2001                   $    105,093

    Estimated amortization expense:

    For the year ended December 31:

    2002                                                   $    322,529
    2003                                                        288,168
    2004                                                        288,168
    2005                                                        288,168
    2006                                                        148,732
    ===================================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999


9.  BUSINESS ACQUISITION (CONTINUED):

    Goodwill of $673,185 arose on the step-acquisition in December
    2001 as the fair value increments to the individual identifiable assets and liabilities of Chalk.com were recognized in the September 2001 acquisition accounting.


    The following information represents the pro forma statement of operations and earnings per share date as if the acquisition of Chalk.com occurred at the beginning of each fiscal year:

    ======================================================================
    Pro forma information                             2001            2000
    ----------------------------------------------------------------------
    Revenues                                  $  1,326,982   $   1,079,951
    Loss from continuing operations before
     extraordinary items                        (6,369,776)    (15,231,058)
    Loss for the year                          (16,664,398)    (36,036,652)
    Basic and diluted loss per share                 (0.25)          (0.62)
    ======================================================================

10. FIXED ASSETS:

    ===================================================================
                                                     2001          2000
    -------------------------------------------------------------------

    Automobiles                               $    27,193  $          -
    Computer equipment                            180,668     1,553,279
    Computer software                                   -       289,881
    Furniture and fixtures                        194,510       710,518
    Trade show assets                                   -       150,193
    Leasehold improvements                         15,429       843,452
    -------------------------------------------------------------------
                                                  417,800     3,547,323
    Accumulated amortization                     (143,295)   (1,579,505)
    -------------------------------------------------------------------
    Net book value                            $   274,505   $ 1,967,818
    ===================================================================

11. SETTLEMENT OF ACCOUNTS PAYABLE

    During 2001, Chalk.com entered into agreements with several of its trade vendors to settle outstanding obligations. In aggregate, accounts payable with a net book value of $341,592 were settled for aggregate cash payments of $86,773, resulting in an extraordinary gain of $254,819.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

12.  OBLIGATIONS UNDER CAPITAL LEASE:

    Chalk.com has obligations under operating lease arrangements which require the following minimum payments:

    ===================================================================
    Year ending December 31:

    2002                                                 $       59,726
    2003                                                         57,193
    2004                                                          8,265
    -------------------------------------------------------------------
    Future minimum lease payments                               125,184

    Amount representing interest                                 14,041
    -------------------------------------------------------------------
                                                                111,143

    Current portion                                              49,990
    -------------------------------------------------------------------

    Non-current portion                                 $        61,153

    ===================================================================

13.  NOTES PAYABLE:

    ===================================================================
                                                      2001         2000
    -------------------------------------------------------------------
    Unsecured notes payable, 7% per
    annum, payable in blended
    instalments of 15% of amount owing
    on note every six months until
    paid (note 13(i))                           $  700,000   $        -

    Current portion                                262,500            -
    -------------------------------------------------------------------
                                                $  437,500   $        -
    ===================================================================

    At the date of the Company's acquisition of 66.7% ownership of Chalk.com on September 7, 2001, Chalk.com owed $942,771 to various stockholders. These loans were exchanged for notes payable in December of 2001.

    In December 2001, the Company acquired the common stock owned by the holders of the stockholder loans of Chalk.com (note 9). In conjunction with this transaction, the Company reached an agreement with the stockholders to exchange their existing stockholder loans for notes payable with equal face value. Upon execution of this agreement, the stockholders forgave the accumulated accrued interest on stockholder loans which totaled $83,041 and Chalk.com repaid $175,000 of the principal portion on the new notes payable. The gain on the settlement of stockholder loans has been presented as extraordinary.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

13. NOTES PAYABLE (CONTINUED):

    Chalk.com is required to use 10% of every $1 million of equity financing that it raises to repay the principal amount of the notes payable.

  (i)  The notes payable require the following minimum payments:

    ===================================================================

    Year ending December 31:

    2002                                                     $  308,068
    2003                                                        288,519
    2004                                                        182,677
    -------------------------------------------------------------------
    Future minimum payments                                     779,264

    Amount representing interest                                 79,264
    -------------------------------------------------------------------
                                                                700,000

    Current portion                                             262,500
    -------------------------------------------------------------------
                                                             $  437,500
    ===================================================================

14.  STOCKHOLDERS' EQUITY:

 (a)  Performance shares and escrow securities:

      Included in issued shares at December 31, 2000 are nil performance and escrow securities (December 31, 2000 and 1999 - 750,000 and 280,378, respectively) held in escrow to be released based on achievement of a cash flow formula. During fiscal 2001 all performance and escrow securities were cancelled.

 (b)  Private placements:

      On February 22, 2001, the Company issued, through a private placement, 5,229,752 common shares, for net proceeds of $3,732,418. Additionally, the Company issued 5,229,752 share purchase warrants. The Company also issued brokers' warrants, permitting the holders to acquire 526,316 units at a price of $0.76 per unit, with each unit consisting of one share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company, for a period of three years, at a price of $1.00 per share. As a result of an additional private placement on September 7, 2001, anti-dilution provisions related to these share purchase warrants came into effect, which reduced the price per share to $0.92.

      On September 7, 2001, the Company issued, through a private placement, 2,941,176 common shares, for net proceeds of $1,000,000.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

14.	STOCKHOLDERS' EQUITY (CONTINUED):


(b)   Private placements (continued):

      On December 11, 2001, the Company issued, through a private placement, 13,500,000 common shares for net proceeds of $1,350,000


 (c)  Stock compensation plans:

      Effective February 8, 2000, the Company adopted its 2000 Stock Option Plan ("the 2000 Plan"), which reserved 7,000,000 shares for issuance pursuant to stock options to be granted to directors, officers, employees, and consultants. The 2000
      Plan was approved by the Company's shareholders at the Company's June 28, 2000 general meeting.

      Effective December 6, 2000, the Company adopted its 2001 Stock Option Plan ("the 2001 Plan"), which reserved 6,000,000 shares for issuance pursuant to stock options to be granted to directors, officers, employees, and consultants. On February 9, 2001, the Board of Directors approved an increase of the reserved amount to 7,000,000 shares pursuant to the 2001 plan. The 2001 Plan was approved by the Company's shareholders at the Company's June 28, 2001 general meeting.

      The Company's Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed.

      As at December 31, 2001, no options granted under either the 2000 or 2001 Plans have been exercised.

    (i) A summary of the Company's stock option activity is as follows:

         =============================================================
                                                              Weighted
                                                Number         average
                                             of shares  exercise price
         -------------------------------------------------------------
         Balance, December 31, 1998          2,590,000          $ 0.37
         Options granted                     2,960,000            1.38
         Options exercised                  (1,343,500)           0.61
         Options cancelled / expired          (100,000)           0.45
         -------------------------------------------------------------
         Balance, December 31, 1999          4,106,500            1.02
         Options granted                     8,860,000            5.55
         Options exercised                  (1,584,100)           0.92
         Options cancelled / expired          (470,000)           4.60
         -------------------------------------------------------------
         Balance, December 31, 2000         10,912,400            4.56
         Options granted                    11,083,500            0.65
         Options cancelled / expired        (9,584,400)           3.42
         -------------------------------------------------------------
         Balance, December 31, 2001         12,411,500            1.95
         =============================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999


14.  STOCKHOLDERS' EQUITY (CONTINUED):

 (c)  Stock compensation plans (continued):

      (ii) Additional information regarding options outstanding as at December 31, 2001 is as follows:

         ======================================================================================
                                           Outstanding                         Exercisable
                             ------------------------------------------   ---------------------

                                           Weighted
                                            Average                                    Weighted
                                          remaining            Weighted                 average
                Range of        Number  contractual             average      Number    exercise
         exercise prices     of shares  life (years)e    exercise price   of shares       price
         --------------------------------------------------------------------------------------
         $ 0.24 - $ 1.00     8,197,500         4.30            $ 0.53     4,390,000      $ 0.54
         $ 1.55 - $ 2.25     1,750,000         3.21              1.99     1,331,250        1.91
         $ 5.10              1,852,000         3.30              5.10     1,812,625        5.10
         $ 11.08               612,000         3.06             11.08       612,000       11.08
         --------------------------------------------------------------------------------------
                            12,411,500         3.93            $ 1.95     8,145,875      $ 2.57
         ======================================================================================


      (iii)  Stock-based compensation:

      With respect to the stock options granted from inception through December 31, 2001, the Company recorded cumulative stock-based compensation costs of $12,049,121.

      Pursuant to SFAS No. 123, the Company is required to disclose the pro-forma effects on net loss and net loss per share data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans. If this approach had been applied, the Company's net loss and net loss per share would have been as indicated below:


      =============================================================
                                      Years ended December 31
                               ------------------------------------
                                  2001          2000           1999
      -------------------------------------------------------------
      Loss for the year:
        As reported       $ 14,142,090  $ 27,794,388   $  5,687,468
        Proforma            15,645,805    43,301,838      7,680,247
      =============================================================
       Basic and diluted
       loss per share:
        As reported       $       0.21  $       0.48   $       0.15
        Proforma                  0.23          0.75           0.21
      =============================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

14.	STOCKHOLDERS' EQUITY (CONTINUED):

 (c)  Stock compensation plans (continued):

      (iii) Stock-based compensation (continued):

      The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

      ==============================================================
                                                  Options
                                      ------------------------------
                                       Interest
                                           rate     Term  Volatility

      Year ended December 31, 2001        3.88%    3 yrs         70%
      Year ended December 31, 2000        6.55%    3 yrs         70%
      Year ended December 31, 1999        5.88%    3 yrs         70%
      ==============================================================

      The weighted-average fair value of stock options granted for the year ended December 31, 2001, 2000 and 1999:

       ====================================================================
                              Weighted average          Weighted average
                               exercise price              fair value
                           -----------------------  -----------------------
                           Year ended December 31,  Year ended December 31,
                           -----------------------  -----------------------
                            2001    2000    1999       2001    2000    1999
      ---------------------------------------------------------------------
      Exercise price is
       less than market
       value on
       grant date         $ 1.00  $    -  $ 1.30     $ 0.11  $    -  $ 0.62

      Exercise price is
       equal to market
       value on
       grant date           0.28       -       -       0.14       -       -

      Exercise price
       exceeds market
       value on
       grant date              -    5.55    1.40          -    4.12    0.79

      Total options        $0.65  $ 5.55  $ 1.38     $ 0.12  $ 4.12  $ 0.77
      =====================================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

14.  STOCKHOLDERS' EQUITY (CONTINUED):

 (d) Share purchase warrants:

     A summary of the Company's warrant activity for the year ended December 31, 2001 is as follows (exercises prices in United
     States dollars except where otherwise indicated):


      =====================================================================================
                           Exercise    Outstanding                              Outstanding
                              price   December 31,                             December 31,
      Expiry date         per share           2000      Granted       Expired          2001
      -------------------------------------------------------------------------------------

      March 26, 2001         $0.383      $  197,882  $        -  $  (197,882)    $        -
      April 7, 2001          $0.63 CDN    2,000,000           -	  (2,000,000)             -
      September 14, 2001     $1.89        1,417,254           -   (1,417,254)             -
      December 14, 2001      $1.89        1,901,271           -   (1,901,271)             -
      April 13, 2002        $11.50           45,000           -            -         45,000
      April 13, 2002        $10.00/3.00     139,000           -            -        139,000
      April 13, 2002         $2.82/1.00     900,000           -            -        900,000
      June 13, 2003          $0.13                -     646,668            -        646,668
      February 22, 2004      $1.00                -   5,229,752            -      5,229,752
      -------------------------------------------------------------------------------------
                                         $6,600,407  $5,876,420  $(5,516,407)    $6,960,420
      =====================================================================================


      The share purchase warrants issued in consideration for financing, outstanding at December 31, 2000, having an exercise price of $10.00 and $2.82 expiring April 13, 2002 were repriced to $3.00 and $1.00 in March 2001. The term of the re-priced warrants will be reduced to 30 days if, over any period of twenty consecutive days, the weighted average trading price for the Company's shares exceeds the new exercise price by 25% or more.

15. INCOME TAXES:

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carry forwards.

    The Company's deferred income tax assets are comprised of the following at December 31:

    ========================================================================
                                                       2001             2000
    ------------------------------------------------------------------------
    Net deferred tax assets and liabilities:
     Net operating loss carry forwards         $ 14,742,129  $    10,553,386
     Other timing differences                       127,878         (186,442)
     Excess of amortization recorded for
      accounting over tax                           693,401          695,703
    ------------------------------------------------------------------------
    Total deferred tax assets                    15,563,408       11,062,647
    Valuation allowances                        (15,563,408)     (11,062,647)
    ------------------------------------------------------------------------
    Net deferred tax assets                    $          -  $             -
    ========================================================================

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

15. INCOME TAXES (CONTINUED):

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as non-operating losses and tax credit carry forwards.

    At December 31, 2001, management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

    As of December 31, 2001, the Company had net operating losses of $21,600,000 available to offset taxable income earned in Canada to 2008 and $20,700,000 available to offset taxable income earned in the United States to 2021.

16. DISCONTINUED OPERATIONS:

    In April 2001, the Company began a restructuring that involved the termination of a substantial portion of its work force, the transferring of the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia, a reduction in sales, marketing, general and administrative expenditures, and the closing of several remote sales offices. On September 14, 2001, the Company announced and terminated all operations relating to the development and sales of its eCRM software.

    On September 10, 2001, the Company adopted a plan to suspend operations relating to the development and sales of its eCRM software. The Company reduced its work force to approximately ten employees in the U.S. and Canada, six of which are working on a transitional basis, with the remaining expected to be integrated into the operations of Chalk.com. Fixed assets have been written down to market value and the Company is in the process of selling the assets. The Company has been removed as the leasee from the Reston, Virginia facilities as of November 15, 2001 and is currently negotiating to remove itself from the leased offices in Vancouver, British Columbia.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

16. DISCONTINUED OPERATIONS (CONTINUED):

    The results of operations for the eCRM software business segment to the date of discontinuance of its operations are as follows:


    =================================================================================
                                                2001             2000            1999
    ---------------------------------------------------------------------------------
    Revenue:
     Licenses                         $       41,315   $      461,962  $            -
     Services                                 58,603           96,217               -
     Hardware and software resales             4,536           27,504           2,533
     Hardware resales to related
      parties (note 7(a))                     31,384           81,945          30,856
      -------------------------------------------------------------------------------
                                             135,838          667,628          33,389

    Cost of revenues:
     Licenses                                    400            1,532               -
     Services                                  4,591           28,843               -
     Hardware and software resales             4,536           27,504           2,044
     Hardware resales to related
      parties (note 7(a))                     31,384           81,945          30,856
      -------------------------------------------------------------------------------
                                              40,911          139,824          32,900
    ---------------------------------------------------------------------------------
    Gross margin                              94,927          527,804             489

    Operating expenses:
     Sales and marketing (including
      stock-based compensation of
      $193,746, $5,767,155, and
      $124,479)                            5,198,976       16,807,001       2,281,827
      Research and development
      (including stock-based
      compensation of $127,515,
      $1,131,887, and $55,508)             2,740,947        4,526,397       1,490,352
    Costs of discontinued
     operations                            1,660,486                -               -
    Restructuring costs                    1,127,000                -               -
     --------------------------------------------------------------------------------
                                          10,727,409       21,333,398       3,772,179
    ---------------------------------------------------------------------------------
    Net loss from discontinued
     operations                        $ (10,632,482)   $ (20,805,594)   $ (3,771,690)
    =================================================================================

    Restructuring costs which consisted of $611,000 of severance payments to terminated employees and $516,000 relating to the write-down of fixed assets.

    Costs of discontinued operations included $372,000 of severance payments to terminated employees and $1,253,486 relating to the write-down of fixed assets.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

16. DISCONTINUED OPERATIONS (CONTINUED):

    At December 31, 2000, the Company's operations related solely to the eCRM business segment and all reported assets and liabilities on the consolidated balance sheet were used in that segment.

    The following represents the revised carrying values of the remaining assets and liabilities of the discontinued operations included on the balance sheet as at December 31, 2001:

    ===============================================================
    Deposit on lease                                 $       75,762
    Accounts payable and accrued liabilities                137,341
    ---------------------------------------------------------------
                                                     $      213,103
    ===============================================================

17. Commitments:

    The Company has obligations under operating lease arrangements which require the following minimum annual payments:

    ===============================================================
    2002                                             $      128,000
    2003                                                      1,000
    ---------------------------------------------------------------
                                                     $      129,000
    ===============================================================


    During the year, the Company vacated its leased premises in the United States and Canada. The Company is currently sub-letting the premises, however, the Company is ultimately responsible for future lease payments if the tenant fails to pay the rent. The total of future payments under the leases is approximately $425,000.

18. SETTLEMENT OF LEGAL CLAIM:

    During the year ended December 31, 2000, the Company settled its outstanding legal disputes with former management. The Company made a cash payment of $20,135 and issued 80,000 shares to opposing parties. The Company also received cash payments totaling $167,786 from opposing parties.

19. LEGAL CONTINGENCY:

    In July 2001, an employee filed a claim against Chalk.com and a stockholder for breach of an employment contract. Management expects this claim to be settled within the year and has accrued the expected amount of settlement as at December 31, 2001.

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

20. Financial instruments:

 (a)  Fair values of financial instruments:
      The Company's short-term financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, , notes receivable and accounts payable and accrued liabilities. The fair value of these financial instruments approximate their carrying values due to their short-term maturity.

      The fair value of notes payable and capital lease obligations are estimated to approximate their carrying value based on borrowing rates currently available to the Company for loans with similar terms. The Company's long-term financial instruments consist principally of notes payable and capital lease obligations. The fair value of the long-term receivables, calculated using the current market rate for such instruments of the same remaining maturity term and credit risk, approximate their carrying value.

 (b)  Foreign currency risk:

      Foreign currency risk reflects the risk that the Company's net assets or operations will be negatively impacted due to fluctuations in exchange rates. Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency derivatives in place.

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

SIDEWARE SYSTEMS INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with generally accepted accounting principles in the United States)

Years ended December 31, 2001, 2000 and 1999

21. Subsequent events:

 (a)  Issuance of common stock:

      In January 2002, the Company issued 332,222 common shares in the Company to directors and employees in satisfaction of $47,667 of unpaid salaries and bonus.

 (b)  Merger with KnowledgeMax, Inc.:

      On December 7, 2001, the Company entered into an agreement and Plan of Merger with KnowledgeMax, Inc. ("KnowledgeMax"), a private Company incorporated in the United States. On March 20, 2002, shareholders' approval was obtained for the merger. Approximately 24.35 shares of the Company's common stock will be issued for each share of KnowledgeMax common stock, resulting in the issuance of approximately 93 million common stock. Immediately following the merger, former KnowledgeMax stockholders will own approximately 55% of the outstanding common stock of the Company. The business of KnowledgeMax will become the business of the Company, and the Company will change its name to KnowledgeMax. The business combination will be accounted for using the purchase method of accounting. As the merger results in the former stockholders of KnowledgeMax owning greater than 50% of the merged entity, the acquisition will be accounted for as an acquisition by KnowledgeMax of the net assets of the Company at their carrying value.