Form 10-Q
period 2002-03-31
SIDEWARE SYSTEMS INC
filed 2002-05-16
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The Quarterly Period Ended March 31, 2002

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from:            to:


                                 SIDEWARE SYSTEMS INC.
                        ---------------------------------------
                (Exact name of Registrant as specified in its charter)


                 Yukon Territory, Canada
               ---------------------------     ----------------------
             (State or other jurisdiction          (IRS Employer
           of incorporation or organization)    Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,514,735 common shares without par value, as at May 9, 2002.


                        Index to Exhibits on Page 20

                             Sideware Systems Inc.
                                   Form 10-Q

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.	  Financial Statements............................................1

Item 2.	  Management's Discussion and Analysis
            of Financial COndition and Results of Operations.............13

Item 3.	  Qualitative and Quantitative Disclosure
            about Market Risk............................................19

PART II.  OTHER INFORMATION

Item 1.	  Legal Proceedings..............................................19

Item 2.	  Changes in Securities and Use of Proceeds......................19

Item 3.	  Defaults upon Senior Securities................................19

Item 4.   Submission of Matters to a Vote of
            Securities Holders...........................................19

Item 5.	  Other Information..............................................20

Item 6.	  Exhibits and Reports on Form 8-K...............................20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items is contained in the Company's Consolidated Financial Statements and is set forth herein.

(i)  	Condensed Consolidated Balance Sheets as of December 31, 2001
        and March 31, 2002 (unaudited);

(ii) 	Condensed Consolidated Statements of Operations and
        Comprehensive Loss (unaudited) for the three month periods ended March 31, 2001 and 2002;

(iii)  	Condensed Consolidated Statements of Stockholders' Equity
        (unaudited) for the three month period ended March 31, 2002;

(iv)   	Condensed Consolidated Statements of Cash Flows (unaudited)
        for the three month periods ended March 31, 2001 and 2002; and

(v)	Condensed Consolidated Notes to Financial Statements.

                     Consolidated Financial Statements
                     (Expressed in United States dollars)

                     SIDEWARE  SYSTEMS  INC.
                     (Prepared in accordance with accounting principles generally accepted in the United States)

                     Three month periods ended March 31, 2002 and 2001

                     (Unaudited)

SIDEWARE SYSTEMS INC.
Condensed Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)


============================================================================
                                                  March 31,    December 31,
                                                       2002            2001
----------------------------------------------------------------------------
                                                (unaudited)
Assets

Current assets:
  Cash and cash equivalents                      $   241,404    $    981,473
  Short-term investments                              17,250          17,265
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $7,754
      (December 31, 2001 - $12,368)                   75,541         214,899
    Other                                             12,135          18,709
  Note receivable (note 4)                           597,893         150,000
  Prepaid expenses                                    40,826          87,827
  --------------------------------------------------------------------------
                                                     985,049       1,470,173

Deposit on lease                                      75,787          75,761
Intangible assets                                  1,141,152       1,385,265
Goodwill                                             593,951         673,185
Deferred loss                                        231,465               -
Fixed assets                                         276,344         274,505
----------------------------------------------------------------------------
                                                $  3,303,748    $  3,878,889
============================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities      $    907,200    $    929,073
  Due to related parties                              45,730          42,627
  Current portion of obligations under
   capital leases                                     51,340          49,990
  Current portion of notes payable                   312,500         262,500
  Deferred revenue                                    98,646         189,551
  --------------------------------------------------------------------------
                                                   1,415,416       1,473,741

Obligations under capital leases                      47,727          61,153
Notes payable                                        437,500         437,500
Due to stockholders for subsidiary
 subscriptions receivable                            488,837               -
----------------------------------------------------------------------------
                                                   2,389,480       1,972,394

Stockholders' equity:
  Common stock:
    Authorized:  300,000,000 common shares
      (December 31, 2001 - 198,978,997),
      no par value
    Issued and outstanding:  85,514,735
      (December 31, 2001 - 85,182,891)            47,453,575      47,339,385
  Additional paid-in capital                      12,122,161      12,122,161
  Accumulated other comprehensive income            (611,561)       (614,385)
  Deficit                                        (58,049,907)    (56,940,666)
  --------------------------------------------------------------------------
                                                     914,268       1,906,495
----------------------------------------------------------------------------
                                               $   3,303,748    $  3,878,889
============================================================================

Subsequent event (note 3)
Discontinued operations (note 7)

See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


====================================================================================
                                                                2002            2001
------------------------------------------------------------------------------------


Revenue:
  Television and airline segment production           $      128,607  $            -
  Interactive media                                          207,425               -
  ----------------------------------------------------------------------------------
                                                             336,032               -

Cost of revenues                                             219,318               -
------------------------------------------------------------------------------------
Gross margin                                                 116,714               -

Operating expenses:
  Sales and marketing and website operations                 212,126               -
  General and administrative (including
  stock-based compensation of nil
  and $41,236                                              1,014,647       1,528,701
------------------------------------------------------------------------------------
                                                           1,226,773       1,528,701
------------------------------------------------------------------------------------

Operating loss from continuing
 operations                                               (1,110,059)     (1,528,701)

Interest income                                                  818         198,496
------------------------------------------------------------------------------------

Net loss from continuing operations                       (1,109,241)     (1,330,205)

Net loss from discontinued operations (note 7)                      -     (3,512,273)
------------------------------------------------------------------------------------

Net loss                                                  (1,109,241)     (4,842,478)



Other comprehensive loss
  Foreign currency translation adjustments                         -         640,235
  Net unrealized holding gain on
   short-term investments                                          -        (136,550)
  ----------------------------------------------------------------------------------
                                                                   -         503,685
------------------------------------------------------------------------------------
Comprehensive loss                                      $ (1,109,241)  $  (4,338,793)
------------------------------------------------------------------------------------
Basic and diluted net loss per share
 from continuing operations                             $      (0.01)  $       (0.02)
Basic and diluted net loss per share
 from discontinued operations                                  (0.00)          (0.06)
Basic and diluted net loss per share                           (0.01)          (0.07)
Weighted average common shares
 used in computing net loss per share,
 basic and diluted                                        85,503,661      62,066,046
------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month period ended March 31, 2002

=================================================================================================================
                               Common Stock                              Accumulated
                               -------------            Additional             other                       Total
                            Number                         paid-in     comprehensive               stockholders'
                          of shares       Amount           capital              loss     Deficit          equity
-----------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2001       85,182,513    $47,339,385      $12,122,161     $  (614,385)  $(56,940,666)   $1,906,495

Stock issued
 in exchange for
  employee
  Services                  332,222         52,690                -               -              -        52,690

Cash received on
 subscriptions
 receivable at
 year end                         -         61,500                -               -              -        61,500

Foreign currency
 translation adjustment           -              -                -           2,824)             -         2,824

Net loss                          -              -                -               -     (1,109,241)   (1,109,241)
-----------------------------------------------------------------------------------------------------------------
Balance,
 March 31, 2002          85,514,735   $ 47,453,575      $12,122,161    $   (611,561)  $(58,049,907)  $   914,268
=================================================================================================================


See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


=====================================================================================
                                                                 2002            2001
-------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities:
  Net loss                                              $ ( 1,109,241)  $   (4,842,478)
  Items not involving cash:
    Amortization of fixed assets                              22,528          208,138
    Amortization of intangible assets                         91,882                -
    Stock-based compensation                                       -          265,149
    Realized holding gain on short-term investments                -         (136,550)
    Shares issued for services                                52,690                -

  Changes in non-cash operating
   working capital:
    Accounts receivable                                      145,298          199,711
    Inventory                                                      -           13,568
    Prepaid expenses                                          46,980          115,020
    Accounts payable and accrued liabilities                 (18,396)        (425,145)
    Due to related parties                                         -          (37,722)
    Deferred revenue                                         (87,570)         (60,599)
  -----------------------------------------------------------------------------------
                                                            (855,829)      (4,700,908)

Financing activities:
  Shares issued for cash, net of
   share issue costs                                               -        3,732,418
  Cash received on subscriptions receivable                   61,500                -
  Share subscriptions received                               488,837                -
  Issuance of promissory notes                                50,621                -
  Repayment of capital lease obligations                     (11,979)               -
  -----------------------------------------------------------------------------------
                                                             588,979        3,732,418

Investing activities:
  Proceeds on maturity of
   short-term investments                                          -        5,982,588
  Advances in exchange for note receivable                  (447,893)          12,007
  Purchase of fixed assets                                   (24,601)        (315,019)
  Deposit on lease, net                                          (25)           1,726
  -----------------------------------------------------------------------------------
                                                            (472,519)       5,681,302

Effect of exchange rates on cash
 and cash equivalents                                           (700)         640,235
-------------------------------------------------------------------------------------
(Decrease) increase in cash and
 cash equivalents                                           (740,069)       5,353,047

Cash and cash equivalents,
 beginning of period                                          981,473         949,999
-------------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                                           $    241,404   $   6,303,046
=====================================================================================




Supplemental information:

     Interest paid                                       $          -    $          -
     Taxes paid                                                     -               -
Non-cash financing and investing activities:
     Shares issued for services rendered                       52,690               -
     Disposal of investment in subsidiary                     231,465               -


See accompanying notes to consolidated financial statements.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three months periods ended March 31, 2002 and 2001


1.  Basis of presentation:

    The unaudited condensed consolidated financial statements have been prepared by Sideware Systems Inc. (the "Company") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. These include the financial statements of Sideware Systems Inc.(the "Company") and its subsidiaries, all of which are wholly owned except for Chalk Media Corp. ("Chalk Media") All material intercompany balances and transactions have been eliminated on consolidaiton. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002.
    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, as filed in its Annual Report on Form 10-K.

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

    In April 2001, the Company began a restructuring that involved the termination of a substantial portion of its work force, the transferring of the research and development operations from North Vancouver, British Columbia to its head office in Reston, Virginia, a reduction in sales, marketing, general and administrative expenditures, and the closing of several remote sales offices. In September 2001, the Company decided to suspend operations relating to the development and sales of its electronic Customer Relationship Management ("eCRM") software (note 7).

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


2.  Future operations (continued):
    In 2001, the Company invested in Chalk.Com Network (Holding)
    Corporation ("Chalk.Com") to acquire an 80.7% interest in its issued and outstanding common shares. Chalk.Com specializes in creating e-commerce enabled multimedia solutions for manufacturers of technology-related products. The Company uses online and offline media distribution which include the internet, television, in-flight airline entertainment and radio.

    The Company's future operations and its continuation as a going concern are dependent upon its ability to increase its customer base, increase sales of its e-learning product to generate positive cash flows from operations and ultimately attaining profitability. In December 2001, the Company entered into an agreement and plan of merger with KnowledgeMax, Inc. As a condition of the proposed merger, approximately $2 million is to be raised (note 4). If the transaction completes, KnowledgeMax will be the primary business that continues. Depending on the Company's ability to develop sales and related cash flows, the Company may need to raise additional capital through public or private financings that may not be available on reasonable terms. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Reorganization:

    In March, 2002, the Company established a wholly-owned subsidiary, SYD Enterprises Ltd. ("SYD"). The Company exchanged its ownership in Chalk.Com, consisting of 21,925,050 common shares, for all common shares of SYD.

    In March 2002, Chalk.com established Chalk Media Corp. as the new parent company for Chalk.com and its wholly owned subsidiaries. SYD then exchanged all of its ownership in Chalk.Com for an equal number of common shares of Chalk Media plus an additional 500,000 non-transferable share purchase warrants which entitle SYD to purchase one Chalk Media common share for $0.25 up to July 20, 2003.

    In March 2002, Chalk Media received $301,026 from a Company shareholder and former director in exchange for common shares of Chalk Media to be determined at a later date. These funds were used, pursuant to a share repurchase agreement, to repurchase 3,300,000 common shares of Chalk Media at a price of $0.09122 per share from SYD. Under the terms of the repurchase agreement, Chalk Media has the option to repurchase any or all of the remaining 18,625,050 Chalk Media common shares from SYD at a price of $0.09122 per share until July 31, 2002.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


3.  Reorganization (continued):

    As of March 31, 2002, SYD owned 71.2% of Chalk Media's issued and outstanding common shares (62.4% on a fully diluted basis after allowing for the exercise of outstanding share purchase warrants and stock options previously issued in Chalk.Com). This has been accounted for by the Company as a reduction in its investment in Chalk Media. The resulting loss on disposal of $231,465 has been deferred and will offset the dilution gain that will result upon Chalk Media issuing common shares, per the terms of the share repurchase agreement, for the $301,026 subscription proceeds received prior to March 31, 2002.

    On May 8, 2002, the Company entered into a Waiver Agreement, which provided for the additional funding and sale of SYD's holdings in Chalk Media, and for the closing of the proposed merger of the Company and Knowledgemax. These funds are expected to be provided by the shareholder and former director.

    Pursuant to the Waiver Agreement, on May 8, 2002, Chalk Media received $250,000 which was used to purchase 2,740,627 common shares of Chalk Media at a price of $0.09122 per share from SYD. Pursuant to the Waiver Agreement, within two days of closing the proposed merger agreement, Chalk Media will receive a further $450,000 to be used to buy back 4,933,129 common shares of Chalk Media at a price of $0.09122 per share from SYD.

    Chalk Media issued 5,002,000 special warrants for which subscriptions of $488,837 had been received prior to March 31, 2002 and $595,313 was received subsequent to March 31, 2002. The special warrants are convertible on a one to one basis into common shares of Chalk Media after a final prospectus is receipted.

    Subsequent to March 31, 2002, a Share Exchange Agreement was entered into by Chalk Media, Chalk.Com and third parties. This agreement provides that each special warrant holder in Chalk.Com is able to convert each special warrant into two common shares and one share purchase warrant of Chalk.Com. The two common shares are convertible into two common shares of Chalk Media and the share purchase warrant is convertible into one share purchase warrant of Chalk Media. The share purchase warrants will be exercisable for 18 months after the closing date, and the exercise price will be the lesser of
    (i) Cdn $0.25 per share; and (ii) the price per share of any financing completed while the share purchase warrants are outstanding.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


4.  Merger with KnowledgeMax, Inc.:

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

    The note receivable represents advances made to KnowledgeMax, Inc. in anticipation of the merger transaction. The amounts advanced are unsecured, payable on demand and bear interest at 5% per annum.

5.  Stock options:
    A summary of the Company's stock option activity is as follows:

                                                           Weighted
                                        Number              average
                                     of shares       exercise price
    ---------------------------------------------------------------
    Balance, December 31, 2001      12,411,500               $ 1.95
    Options granted                          -                    -
    Options expired/cancelled         (250,000)                1.00
    ---------------------------------------------------------------
    Balance, March 31, 2002         12,161,500               $ 1.97
    ===============================================================

    Approximately 202,500 of the options outstanding at March 31, 2002 will expire by December 31, 2002 due to prior employee terminations.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


6.  Share purchase warrants:
    A summary of the Company's warrant activity for the three month period ended March 31, 2002 is as follows:

                                  Outstanding                    Outstanding
               Exercise price    December 31,                      March 31,
Expiry date         per share            2001   Granted  Expired       2002
----------------------------------------------------------------------------
April 13, 2002          $11.50         45,000         -        -      45,000
April 13, 2002           $3.00        139,000         -        -     139,000
April 13, 2002           $1.00        900,000         -        -     900,000
June 13, 2003             $.13        646,668         -        -     646,668
February 22, 2004        $1.00      5,229,752         -        -   5,229,752
----------------------------------------------------------------------------
                                    6,960,420         -        -   6,960,420
============================================================================

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



7.  Discontinued operations:

    On September 10, 2001, the Company adopted a plan to suspend operations relating to the development and sales of its eCRM software. The Company reduced its work force to five employees in the U.S. and Canada. Fixed assets have been written down to market value and the Company is in the process of selling the assets. The Company has been removed as the lessee from the Reston, Virginia facilities as of November 15, 2001 and is currently negotiating to remove itself from the leased offices in Vancouver, British Columbia. As of January 1, 2002, the Company's eCRM business had been completely discontinued.

SIDEWARE SYSTEMS INC.
Condensed Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with accounting principles generally accepted in the United States)

Three month periods ended March 31, 2002 and 2001


7.  Discontinued Operations (continued):

    The following represents the revised carrying values of the remaining assets and liabilities of the discontinued operations included on the balance sheet:

                                                 March 31,    December 31,
                                                      2002            2001
    ----------------------------------------------------------------------
                                               (unaudited)


    Deposit on lease                          $     75,762   $     75,762
    Accounts payable and accrued liabilities       137,341        137,341
    ---------------------------------------------------------------------
                                              $    213,013   $    213,013
    =====================================================================


   The results of discontinued operations are as follows:

                                                 2002                 2001
    ----------------------------------------------------------------------
    Revenue:
    Licenses                                  $     -          $    27,000
    Services                                        -               35,507
    Hardware and software resales                   -                2,000
    Hardware resales to related parties             -               31,384
    ----------------------------------------------------------------------
                                                    -               95,891

    Cost of revenues:
    Licenses                                        -                  200
    Services                                        -                2,830
    Hardware and software resales                   -                2,000
    Hardware resales to related parties             -               31,384
    ----------------------------------------------------------------------
                                                    -               36,414
    ----------------------------------------------------------------------
    Gross margin                                    -               59,477

    Operating expenses:
    Sales and marketing (including
     stock-based compensation of
     $nil and $136,767                              -            2,479,085
    Research and development (including
     stock-based compensation of $nil
     and $87,146                                    -            1,092,665
    ----------------------------------------------------------------------
                                                    -            3,571,750
    ----------------------------------------------------------------------
    Net loss from discontinued operations   $       -          $ 3,512,273
    ======================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	OVERVIEW

These unaudited consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Through the date of these consolidated financial statements the Company has not generated significant revenues, and has incurred operating losses and negative cash flow from operating activities. Operations to date have been primarily financed by equity transactions.

On September 7, 2001 the Company completed the acquisition of a 66.7% interest in the Chalk Group of Companies. The Chalk Group began business in 1996 as the producer of "Dave Chalk's Computer Show", a television show aimed at educating consumers in new technologies. Since then, the Chalk Group has expanded its business to include production of other types of audio/visual educational and training content. The Chalk Group currently has three principal lines of business:

 -  production of interactive e-Learning Internet content and infrastructure;
 -  production of the television show "Dave Chalk Computer Life"; and
 -  production of video presentations for broadcast during airline flights.

The financial statements presented in this report include the operations of the Chalk Group, which have been consolidated in the Company's financial statements with effect from the date of acquisition.

During September 2001 the Company also suspended efforts to sell its electronic Customer Relationship Management ("eCRM") software, which the Company had been unable to market successfully, and discontinued its business activities in this business segment. Accordingly, development of the business of the Chalk Group is currently the Company's principal business activity. Operating results relating to the eCRM software business are included in the net loss from discontinued operations reported in the Company's financial statements for the three month periods ended March 31, 2002 and 2001.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2001.

COMPREHENSIVE LOSS

The Company's comprehensive loss for the three month period ended March 31, 2002 was $1,109,241, compared with a loss of $4,338,793 for the prior year period. The decrease in the loss resulted principally from a reduction in our net loss from discontinued operations from $3,512,273 to zero. Continuing operations resulted in a net loss of $1,110,059 for the three month period ended
March 31, 2002, compared with a net loss of $1,528,701 for the prior year period. Interest income was $818 for the three month period ended March 31, 2002 compared to $198,496 for the prior year period.

Factors contributing to these changes are set out below, under their respective headings.

FACTORS CONTRIBUTING TO THE COMPREHENSIVE LOSS

REVENUES - CONTINUING OPERATIONS

Consolidated revenues from continuing operations for the three month period ended March 31, 2002 were $336,032. These amounts included:

 -  $128,607 from television and airline segment productions; and
 -  $207,425 from the sale of interactive Internet media content.

All of these revenues were earned within the Chalk Group. There was no corresponding revenue during the three month period ended
March 31, 2001, as the Company had no interest in the Chalk Group during that period.

COST OF REVENUES - CONTINUING OPERATIONS

Cost of revenues for the three month period ended March 31, 2002 was $219,318. The principal components of this amount were:

 - $173,149 in salaries relating to the production of media content sold;
 -  $36,785 in post-production costs and rent; and
 -  $9,384 for support of the website and domain registrations

All of these costs of revenue were incurred by the Chalk Group.
There were no corresponding costs of revenue for the three month period ended March 31, 2001 as the Company had no interest in the Chalk Group during that period.

OPERATING EXPENSES - CONTINUING OPERATIONS

Total operating expenses for continuing operations for the three month period ended March 31, 2002 were $1,226,773. This amount consisted of general and administrative expenses and expenses relating to the proposed merger with KnowledgeMax, Inc. and the preparation and filing of a Registration Statement on Form S-4 in January 2002 and the extraordinary general meeting of shareholders to approve the merger and related transactions that was held in March 2002. The total operating expenses of $1,528,701 for the three month period ended March 31, 2001 consisted entirely of general and administrative expenses allocated from the discontinued eCRM business. There were no Chalk Group operating expenses in that period as the Company had no interest in the Chalk Group during that period.

NON-OPERATING INCOME - CONTINUING OPERATIONS

The Company's non-operating income has consisted of interest earned on cash balances. Interest income decreased from $198,496 for the three month period ended March 31, 2001 to $818 for the three month period ended March 31, 2002. The principal reason for the decrease was lower average cash balances during 2002.

NET LOSS - CONTINUING OPERATIONS

The net loss from continuing operations for the three month period ended March 31, 2002 was $1,109,241 compared to the net loss for the prior year period of $1,330,205. The decrease in the net loss was primarily due to the decrease in interest income and reduced operating expenses offset by costs associated with the merger.

NET LOSS FROM DISCONTINUED OPERATIONS

The net loss from discontinued operations consists of the costs for development and marketing of eCRM software that was terminated during September 2001.

Net loss from discontinued operations for the three month period ended March 31, 2002 was zero compared with a net loss of $3,512,273 for the three month period ended March 31, 2001. For the current year period all expenses incurred by Sideware have been classified as operating expenses. For the prior year period, sales and marketing, research and development and some general and administrative expenses were classified into discontinued operations due to the suspension of activities relating to the eCRM business announced in September 2001.

NET LOSS

The Company's net loss for the three month period ended
March 31, 2002 was $1,109,241 compared with $4,842,475 for the prior year period

OTHER COMPREHENSIVE LOSS

For the three month period ended March 31, 2002, there were no other comprehensive loss items. For the prior year period, there were $503,685 of such expenses, consisting of a foreign currency translation gain of $640,235 and a net realized holding loss on short-term investments of $138,550. The change is due to the cash balances and monetary assets during the current year period being significantly less than the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

In December 2001, Sideware raised $1,350,000 in private placement financing, issuing 13,500,000 shares at a price of $0.10 per share. Pursuant to the merger agreement with Knowledgemax, Inc., those proceeds were used to fund the operations of both companies prior to closing of the merger. Approximately $600,000 of these funds were advanced to Knowledgemax, Inc. These amounts advanced are unsecured, payable on demand and bear interest at 5% per annum.

For the quarter ending March 31, 2002, Sideware (excluding
Chalk Group) and KnowledgeMax incurred monthly expenditures of approximately $350,000 per month, consisting of approximately:

 -  $200,000 per month in salaries; and
 - $150,000 per month in general and administrative expenses, excluding expenses relating to the merger.

On March 27, 2002, Sideware entered into agreements that resulted in Chalk Group's repurchasing 3,300,000 of its common shares from Sideware for aggregate proceeds of $301,026.

On May 8, 2002, Chalk Group repurchased another 2,740,627 of its common shares from Sideware for aggregate proceeds of $250,000. Chalk has further agreed to repurchase another 4,933,129 common shares from Sideware for aggregate proceeds of $450,000 within two business days after the closing date of the merger between Sideware and KnowledgeMax. These total funds of $700,000 will be sufficient to fund the operations of the Company through the end of May 2002.

The Company is attempting to raise additional investments to provide for the funding of the Company after May 2002. As KnowledgeMax's business has never generated operating profits or positive cash flow, this additional investment is essential to the continued operation of the business. To raise additional capital, the Company may have to issue additional shares, which may dilute the interests of existing stockholders substantially. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is not able either to raise additional capital or commence generating substantial sales revenue prior to then, it faces a risk of insolvency.

As at March 31, 2002 cash and cash equivalents and short term investments were $258,654, a decrease of $740,084 from December 31, 2001. Working capital at March 31, 2002 was a deficit of $430,367, a decrease of $426,799 from December 31, 2001. The decrease in cash and working capital resulted from the unprofitable operations of the Company during the quarter as well as amounts loaned to KnowledgeMax.

Net cash used in operating activities for the quarter ended
March 31, 2002 was $855,829, compared to $4,700,908 for the quarter ended March 31, 2001. The decrease in the net cash used was primarily the result of reduced expenses following the discontinuance of the eCRM business.

Net cash provided by financing activities for the quarter ended March 31, 2002 was $588,979 due to the private placement of shares subscriptions. In the quarter ending March 31, 2001, net cash provided by financing activities was $3,732,418 from the private placement of common shares in February 2001.

Net cash provided from investing activities for the quarter ending March 31, 2002 was $472,519 primarily due to the purchase of fixed assets. For the quarter ending March 31, 2001, net cash provided from investing activities was $5,681,302 from the proceeds on maturity of short-term investments offset by the purchase of fixed assets.

For the quarter ending March 31, 2002, there was a loss of $700 due to exchange rates on cash and cash equivalents. For the quarter ending March 31, 2001, there was a gain of $640,235 due to favorable exchange rate movements on larger cash balances.

RESIGNATIONS OF OFFICERS AND DIRECTORS

The following officers and directors have resigned their positions with the Company:

           Name	           Position      Effective Date
   --------------------------------------------------------------------------
   Paul Hildebrand         Secretary     March 14, 2002
   Peter Kozicki           Director      March 20, 2002
   W. Grant Sutherland     Director      March 20, 2002
   Edward A. White         Director      March 20, 2002
   Jay H. Nussbaum         Director      April  1, 2002


TRANSACTIONS WITH CHALK MEDIA CORP.

On March 27, 2002, Sideware Systems Inc. entered into a series of agreements in order to facilitate the repurchase of shares by Chalk Media from Sideware. These agreements are as follows:

 1. Sideware exercised its right to acquire 200,000 common shares of Chalk.com Network (Holding) Corporation in accordance with and subject to the provisions of Sideware's Special Warrant Certificate. This increased Sideware's ownership in Chalk.com Network (Holding) Corporation to 21,925,050 common shares.

 2. Sideware Systems Inc. sold its entire interest in Chalk.com Network (Holding) Corporation to SYD Enterprises Ltd, a wholly owned subsidiary of Sideware Systems Inc., for shares valued at $2,000,003, or $0.09122 per Chalk.com Network (Holding) Corporation common share. The purchase price was paid by SYD Enterprises Ltd.'s issuing to Sideware Systems Inc. 2,000,003 common shares at an issue price of $1.00 per share.

 3. SYD Enterprises Ltd. sold its entire interest in Chalk.com Network (Holding) Corporation to Chalk Media Corp. for a total purchase price of $2,000,003. The purchase price was paid by Chalk Media Corp.'s issuing to SYD Enterprises Ltd. 21,925,050 common shares and allotting for issuance upon exercise 500,000 Chalk Media Warrants.

 4. Sideware Systems Inc., SYD Enterprises Ltd. and Chalk Media Corp. entered into a share repurchase agreement pursuant to which Chalk Media Corp. may repurchase its common shares from SYD Enterprises Ltd. at a price of $0.09122 per common share. In accordance with the agreement, Chalk Media Corp. repurchased 3,300,000 of its shares from SYD Enterprises Ltd. for an aggregate price of $301,026. This reduced the number of common shares of Chalk Media Corp. held by SYD Enterprises Ltd. to 18,625,050.

On May 8, 2002, the Company entered into a Waiver Agreement, which provided for the additional funding and sale of SYD's holdings in Chalk Media, and for the closing of the proposed merger of the Company and Knowledgemax. These funds are expected to be provided by the shareholder and former director.

Pursuant to the Waiver Agreement, on May 8, 2002, Chalk Media received $250,000 which was used to purchase 2,740,627 common shares of Chalk Media at a price of $0.09122 per share from SYD. Pursuant to the Waiver Agreement, within two days of closing the proposed merger agreement, Chalk Media will receive a further $450,000 to be used to buy back 4,933,129 common shares of Chalk Media at a price of $0.09122 per share from SYD.

Chalk Media issued 5,002,000 special warrants for which subscriptions of $488,837 had been received prior to March 31, 2002 and $595,313 was received subsequent to March 31, 2002. The special warrants are convertible on a one to one basis into common shares of Chalk Media after a final prospectus is receipted.

Subsequent to March 31, 2002, a Share Exchange Agreement was entered into by Chalk Media, Chalk.Com and third parties. This agreement provides that each special warrant holder in Chalk.Com is able to convert each special warrant into two common shares and one share purchase warrant of Chalk.Com. The two common shares are convertible into two common shares of Chalk Media and the share purchase warrant is convertible into one share purchase warrant of Chalk Media. The share purchase warrants will be exercisable for 18 months after the closing date, and the exercise price will be the lesser of

(i) Cdn $0.25 per share; and (ii) the price per share of any financing completed while the share purchase warrants are outstanding.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

As at March 31, 2002 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at March 31, 2002 is not materially different from their carrying value.


PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As at the date of this Form 10-Q we are not involved in any material egal proceedings. In July 2001, a former employee commenced legal proceedings from Chalk.com Network (Holding) Corp. claiming damages for wrongful termination. This matter was settled during the quarter ended March 31, 2002.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

	RECENT SALES OF UNREGISTERED SECURITIES

On January 3, 2002, the Company issued 332,222 common shares to certain directors and officers at a price of $0.165 per share. These shares were in satisfaction of $47,667 of unpaid salaries and bonus. The shares were issued to accredited investors pursuant to Rule 506 to Regulation D to the Securities Act of 1933 as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At an extraordinary meeting of stockholders held on March 20, 2002, five proposals were submitted for consideration and were approved by stockholders as follows:

 1.  the Agreement and Plan of Merger and Reorganization dated
     December 7, 2001 between Sideware Systems Inc.,
     KnowledgeMax, Inc. and KM Acquisition Corp;

 2. continuation of Sideware to Delaware, as a corporation under the General Corporation Law of Delaware;
 3. an increase in the authorized capital of Sideware to 300,000,000 common shares;
 4. an amendment to Sideware's certificate of incorporation after the continuance to Delaware, to change the corporate name of Sideware to "KnowledgeMax, Inc." following the merger; and
 5.  a new Sideware 2002 Equity Incentive Plan.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

During the three month period ended March 31, 2002, the Company filed no reports on Form 8-K.


INDEX TO EXHIBITS

Number     Exhibit
2.1(7)     Agreement and Plan of Merger and Reorganization
            (included as Appendix A to the joint proxy
            statement/prospectus
2.2        Special Warrant Exercise Form dated
            March 27, 2002 to Chalk.Com Network (Holding) Corp.
2.3        Share Purchase agreement dated March 27, 2002
            between Sideware Systems Inc. and SYD Enterprises Ltd.
2.4        Purchase and Sale Agreement dated March 27, 2002
            between sideware Systems Inc., SYD Enterprises Ltd.,
            and Chalk Media Corp.
2.5        Share Repurchase Agreement dated March 27, 2002
            between Sideware Systems Inc., SYD Enterprises Ltd.,
            and Chalk Media Corp.
2.6        Irrevocable Direction to Pay dated March 27, 2002
            to Chalk Media Corp. from SYD Enterprises Ltd.
2.7        Waiver Agreement dated May 8, 2002 between Sideware
            Systems Inc., KM Acquisition Corp., KnowledgeMax, Inc., SYD Enterprises Ltd., Chalk Media Corp., Grant
            Sutherland and James L. Speros
3.1(1)     Memorandum of Incorporation dated March 30, 1983
3.2(1)     Articles of Incorporation dated March 30, 1983
3.3(1)     Special Resolution dated January 12, 1984
3.4(1)     Special Resolution dated June 15, 1989
3.5(1)     Special Resolution dated September 27, 1990
3.6(1)     Special Resolution dated December 18, 1996
3.7(1)     Articles of Incorporation
3.8(1)     Special Resolution dated January 29, 1998
3.9(5)     Special Resolution dated June 28, 2000
3.10(7)    Articles of Continuation of Sideware to the Yukon Territory

3.11(7)    Bylaws of Sideware
10.1(1)    Assignment of Lease and Modification of Lease Agreement
            dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and BrainTech, Inc.
10.2(2)    Lease effective as of July 1, 1999 between the Company,
            Techwest Management Ltd., BrainTech, Inc. and Pacific Centre Leaseholds Ltd.
10.3(2)    Assignment Agreement effective as of July 1, 1999 between the
            Company, Techwest Management Ltd., BrainTech, Inc.,
            and SJM Management Ltd.
10.4(6)    Change of Control Severance Agreement with Rahul Bardhan
10.5(7)    Change of Control Severance Agreement with James Speros
10.6(7)    Amendment agreement between James Speros and Sideware
10.7(7)    Amendment agreement between Rahul Bardhan and Sideware
10.8(6)    Assignment of Lease
10.9(3)    2000 Stock Option Plan
10.10(4)   Amended 2000 Stock Option Plan
10.11(6)   Stock Option Plan (2001)
10.12(7)   Sideware 2002 Equity Incentive Plan (included as Appendix G to the joint proxy statement - prospectus)
10.13(7)   Form of stock option agreement under Sideware 2002 Incentive
            Equity Plan
11.1       Computation of net loss per share


(1)        Incorporated by reference to exhibit to Sideware's Registration
            Statement on Form 20-F filed in May 1999 (file no. 000-29974)
(2)        Incorporated by reference to exhibit to Sideware's Registration
            Statement on Form F-1 filed on November 12, 1999
            (file no. 333 90893)
(3)        Incorporated by reference to exhibit to Sideware's Registration
            Statement on Form F-3 filed on April 18, 2000 (file no. 333 34984)
(4)        Incorporated by reference to exhibit to Amendment No. 1 to
            Sideware's Registration Statement on Form F-3/A filed on
            June 8, 2000 (file no. 333-34984)
(5)        Incorporated by reference to exhibit to Sideware's Form 10-Q for the quarter ended September 30, 2000 filed on November 15, 2000 (file no. 000-29974)
(6)        Incorporated by reference to exhibit to Sideware's Form 10-K for the year ended December 31, 2000 filed on March 23
            (file no. 000-29974)
(7)        Incorporated by reference to exhibit to Sideware's Registration
            Statement on Form S-4 filed on January 11, 2002
            (registration no. 333-76648)

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 16, 2002          Sideware Systems Inc.



                              /s/ James L. Speros
                              -----------------------------------
                              James L. Speros
                              President, Chief Executive Officer, and Director Principal Financial and Accounting Officer