Form 10-Q
period 2002-06-30
KNOWLEDGEMAX INC
filed 2002-09-23
CIK 1077170

x
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	              Washington, D.C. 20549

                             FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period ended June 30, 2002



  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________  to____________


                          KNOWLEDGEMAX, INC.
           (Exact name of Registrant as specified in its charter)

          Delaware, USA                            52-2151837
 ---------------------------------            -------------------
   (State or other jurisdiction                  (IRS Employer
 of incorporation or organizaiton)            Identification No.)

                        Commission File No. 0-29974

       7900 Westpark Drive, Suite T-300, McLean, Virginia 22102-4233
                (Address of Principal Executive offices)

                 Issuer's Telephone Number: (703) 893-1800


     Securities registered pursuant to section 12(b) of the Act:
                                 None

     Securities registered pursuant to section 12(g) of the Act:
	           Common Shares with $0.001 par value
                           (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   x    				No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
180,483,066 common shares with $0.001 par value as of September 23, 2002.

                      Index to Exhibits on Page

                        KNOWLEDGEMAX, INC.

                  QUARTERLY REPORT ON FORM 10-Q

               For the quarter ended June 30, 2002

                       TABLE OF CONTENTS
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements ..................................................1

		Condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001

		Condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001

		Condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001

		Notes to condensed consolidated financial statements

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .........................9

Item 3.	Qualitative and Quantitative
	Disclosure about Market Risk .........................................13

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings ....................................................14

Item 2.	Changes in Securities and Use of Proceeds ............................14

Item 3.	Defaults upon Senior Securities ......................................14

Item 4.	Submission of Matters to a Vote of
	Securities Holders ...................................................14

Item 5.	Other Information ....................................................14

Item 6.	Exhibits and Reports on Form 8-K .....................................15

Forward-Looking Statements Disclosure

This document, including information incorporated by reference, and future filings by Knowledgemax, Inc. (the 'Company') on Form 10-K, Form 10-Q, and Form 8-K and future oral and written statements by the Company and its management, may contain forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, and funding and growth opportunities expected or anticipated to be realized by management. Words such as 'may,' 'could,' 'should,' 'would,' 'believe,' 'anticipate,' 'estimate,' 'expect,' 'intend,' 'plan' and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption 'Management's Discussion and Analysis of Financial Condition and results of Operations' in this document and identified in our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

-	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

-	our reliance on a limited number of clients;

-	our ability to raise sufficient funds to meet our operating
requirements;

-	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

-	our ability to repay the debt and obligations incurred;

-	complexities involved in implementing and integrating our
services;

-	fluctuations in revenues and operating results;

-	the impact of technological changes;

-	dependence on a small number of vendors and service providers;

-	litigation; and

-	our success at managing the risks involved in our business.

Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

The Company is in the process of changing its Independent certified public accountants. Upon the hiring of the new accountants and dismissing the current accountants. The Company intends to file a Current Report on Form 8-K reporting the change in our certifying accountants within five business days of the reportable event.

As a result of these actions, the review required by independent auditors under Regulation S-X of the Securities Exchange Act of the financial information contained in this quarterly report on Form 10-Q has not been completed as of the date hereof. Upon completion of our independent auditor's review we will promptly file an amendment
indicating the result thereof.   We anticipate our independent
auditors to complete their review on or before October 4, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





               Condensed Consolidated Financial Statements

                           KNOWLEDGEMAX, INC.

             Six month periods ended June 30, 2002 and 2001

                               (Unaudited)

Knowledgemax, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)


=============================================================================
                                                     June 30,   December 31,
                                                        2002           2001
-----------------------------------------------------------------------------
                                                     (unaudited)
Assets

Current assets:
  Cash and cash equivalents                       $    20,793    $    80,633
  Accounts receivable                                 193,642        149,011
  Prepaid expenses and other current assets           124,218         53,222
-----------------------------------------------------------------------------
   Total current assets                               338,653        282,866

Property and equipment, net                           153,332        165,309
Other assets, net                                         300            600
----------------------------------------------------------------------------
Total assets                                     $    492,285        448,775
=============================================================================

Liabilities and Stockholders' Deficit

Current liabilities
  Bank line of credit                            $     62,519         72,970
  Line of credit - related party                            -        200,000
  Accounts payable                                  1,267,737        535,260
  Accounts payable - related party                     61,450         46,901
  Accrued expenses                                    334,527        208,997
  Salaries payable                                    131,248        122,570
  Current installments of obligations
     under capital leases                              43,430         41,347
  Notes payable                                        95,293         94,716
  Notes payable - related party                       365,578        159,909
-----------------------------------------------------------------------------
Total current liabilities                           2,361,782      1,482,670

Notes payable - related party                               -        573,511
Notes payable                                          13,260         18,667
Obligations under capital leases,
     excluding current portion                         55,042         77,145
-----------------------------------------------------------------------------
Total liabilities                                   2,430,084      2,151,993

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, par value $.01,
      5,000,000 shares authorized
    Series A convertible preferred stock
      (voting), $.01 par value,
      330,000 shares designated, 328,610 shares
      issued and outstanding (liquidation
      preference of $603,151)                               -          3,286
    Series B convertible preferred stock
    (voting), $.01 par value, 775,000 shares
      designated, 928,3988 shares
      issued and outstanding (liquidation
      preference of $1,484,373)                             -          9,284
  Common stock, $.001 par value, 300,000,000
    shares authorized, 179,941,937 and
    2,011,315 shares shares issued and
    outstanding, respectively                         180,483         20,113
  Additional paid-in capital                        7,461,877      5,836,416
  Accumulated deficit                              (9,580,159)    (7,572,317)
-----------------------------------------------------------------------------
Total stockholders' deficit                        (1,937,799)    (1,703,218)
-----------------------------------------------------------------------------
Total liabilities and stockholders' deficit      $    492,285   $    448,775
=============================================================================


See accompanying notes to condensed consolidated interim financial statements.

Knowledgemax, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)


=======================================================================================================
                                                 Three months ended               Six months ended
                                                       June 30,                        June 30,
                                                 2002            2001            2002           2001
-------------------------------------------------------------------------------------------------------


Revenue                                  $     296,500   $     146,935   $     624,699   $     146,935
Costs of revenue - related party               110,502             455         212,471             455
Costs of revenue                               164,772         124,941         365,265         124,941
-------------------------------------------------------------------------------------------------------
Gross profit                                    21,226          21,540          46,964          21,540
Operating expenses:
  Research and development                     214,748         110,165         474,331         137,173
  General and administrative                   896,135         206,179       1,449,473         412,034

-------------------------------------------------------------------------------------------------------
Total operating expenses                     1,110,883         316,345       1,923,804         549,208
-------------------------------------------------------------------------------------------------------

Loss from operations                        (1,089,657)       (294,805)     (1,876,841)       (527,668)

Interest expense                               (52,175)        (25,556)       (131,001)        (48,553)
-------------------------------------------------------------------------------------------------------

Loss before income taxes                    (1,141,831)       (320,361)     (2,007,842)       (576,222)

Income taxes                                         -               -               -               -
-------------------------------------------------------------------------------------------------------

Net loss                                 $  (1,141,831)  $    (320,361)     (2,007,842)       (576,222)
=======================================================================================================


Basic and diluted net loss per share     $       (0.01)  $       (0.01)  $       (0.02)  $       (0.01)

Weighted average shares
  Basic and diluted                        127,263,011      63,035,302     105,022,498      60,269,490


See accompanying notes to condensed consolidated interim financial statements.

Knowledgemax, Inc.
Condensed Statements of Cash Flows
(Unaudited)



=================================================================================
                                                          Six months ended
                                                               June 30,
                                                       2002               2001
---------------------------------------------------------------------------------
Cash flows used in operating
 activities:
  Net loss                                      $  (2,007,842)     $    (617,369)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization                     33,509             30,228
     Isssuance of common stock
      for services                                    209,200             50,000
     Warrant expense                                   72,121                  -
     Non-cash stock compensation
      expense                                          20,296              5,170
     Non-cash conversion of accrued
      interest into Series B
      convertible preferred stock                      21,168                  -
     Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable                                    (42,388)          (146,935)
      (Increase) decrease in prepaid
        expenses and other assets                         913             (2,604)
      Increase (decrease) in accounts
       payable and accrued expenses                   535,932            260,557

---------------------------------------------------------------------------------
  Net cash used in operating
   activities                                      (1,157,091)          (420,953)

Cash flows from investing
 activities:
  Purchases of property and equipment                 (16,671)                 -
---------------------------------------------------------------------------------
  Net cash used in investing
   activities                                         (16,671)                 -

Cash flows from financing
 activities:
  (Repayments on) proceeds from
   line of credit                                     (10,451)           (11,095)
  Repayments on capital leases                        (20,020)                 -
  Repayments on notes payable                          (4,830)                 -
  Proceeds from issuance of
   notes payable related party                         50,000                  -
  Repayment in notes payable related party            (71,658)                 -
  Proceeds received from merger                     1,170,881                  -
  Proceeds from issuance of notes payable                   -             70,000
  Proceeds from issuance of Series B
   convertible preferred stock                              -            450,000
  Proceeds fomr issuance of Series B
   convertible notes                                        -             50,000
---------------------------------------------------------------------------------
Net cash provided by financing
 activities                                         1,113,922            558,905
---------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                     (59,840)           137,952

Cash and cash equivalents,
 beginning of period                                   80,633             11,188
---------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                                  $      20,793      $     149,140
=================================================================================




Supplemental disclosure of
 cash flow information:
   Interest paid                                $      22,826      $       4,401
=================================================================================

Supplemental disclosure of
 noncash activities:
   Assets acquired under capital lease                      -             51,548
   Conversion of accounts payable
    to notes payable                                        -            132,818
   Exercise of warrant in exchange for
    line or credit related party                      200,000                  -
   Conversion of accrued salaries into
    common and Series B convertible
    preferred stock                                   177,920            279,717
   Conversion of notes payable related
    party and accrued interest to Series B
    convertible preferred stock                       219,670                  -


See accompanying notes to condensed consolidated interim financial statements.

Knowledgemax, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001

(1) Description of Operations

Knowledgemax, Inc. (the 'Company') has developed an eBusiness supply chain and delivery system for commercially available learning and knowledge products and customer proprietary information. The Company generates revenue from the sales of 3rd party materials including books, learning materials, videos and CDs, to its customers. The Company develops and maintains the customer tailored eSourcing infrastructure through a co-branded eBusiness model.

The Company began generating revenues in May 2001, with a contract to provide the bookstore and knowledge and learning resource center to a Fortune 100 Corporation.

In May 2002, the company completed the planned merger with Sideware Systems, Inc. as more fully described in Note 4, and in the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and September 23, 2002, respectively.

(2) Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001 in Form 8-K/A for Knowledgemax and Form 10-K for Sideware and Form 10-Q for Sideware as filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002.

(3) Risks and Uncertainties - Liquidity and Capital Resources and
Competitive Environment

The Company's growth has required, and will continue to require, substantial capital to fund expanding working capital needs, new business initiatives and capital expenditures. To date, the funding of these requirements has come primarily from investors.

While investors have historically provided the required funding, they have no obligation to continue to do so. The Company intends to seek additional financing from investors, which funding may be in the form of debt, equity, or some combination thereof. There can be no assurance of continued funding by investors or other sources or that such funding will be on terms favorable to the Company.

The Company expects to continue to focus on developing and enhancing its software and website applications as well as expanding its service offerings and revenues; however, the Company anticipates generating operating losses and negative cash flows from operations for the foreseeable future. The markets the Company are pursuing are highly competitive and there can be no assurance that the Company's service offerings will be successful, or that the Company will ever generate operating profits or positive cash flows.

The Company has a limited operating history and its prospects are subject to the risks, expenses, and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop a viable online delivery service, inability to maintain and increase its customer base and interruptions of service from the Internet service provider that hosts the Company's web site, as well as other risks and uncertainties.

The Company has experienced operating losses and negative cash flows from operations since its inception, has working capital and stockholders' deficiencies and has been unable to repay certain obligations when due. These factors described above, either individually or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(4) Merger of the Company

Sideware Systems Inc., a Yukon Territory, Canada corporation ('Sideware') completed its merger with Knowledgemax, Inc., a Delaware corporation ('Old Knowledgemax') whereby Sideware reincorporated into the State of Delaware, becoming a Delaware corporation, KM Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Sideware merged into Old Knowledgemax, whereby Old Knowledgemax was the surviving corporation, and Old Knowledgemax changed its name to 'Knowledgemax Learning, Inc.' Immediately following this transaction, the Company changed its corporate name from Sideware to 'Knowledgemax, Inc.'

On December 7, 2001, Sideware entered into an Agreement and Plan of Merger and Reorganization (the 'Merger Agreement') with Old Knowledgemax and KM Acquisition Corp. On May 20, 2002, the merger was consummated by KM Acquisition Corp. merging with and into Old Knowledgemax, with Old Knowledgemax the surviving corporation, resulting in Old Knowledgemax becoming a wholly owned subsidiary of the Company. In the merger, Old Knowledgemax stockholders received 24.82 shares of the Company common stock for each share of Old Knowledgemax common stock that they held, and the Company assumed the obligations of Old Knowledgemax under its outstanding stock options (with each former Old Knowledgemax option converting into an option to purchase 24.82 shares of the Company common stock. An aggregate of 94,427,331 shares of the Company common stock were issued to former Old Knowledgemax stockholders in the merger and options to purchase Old Knowledgemax shares converted into options to purchase 16,660,251 shares of the Company common stock in connection with the assumption of the Old Knowledgemax options.

The shares issued to the former Old Knowledgemax stockholders in the merger represent approximately 52.48% of the registrant's issued and outstanding common stock immediately following the merger. Immediately following the closing of the merger, including the Old Knowledgemax options assumed by the Company, former Old Knowledgemax stockholders and option holders owned or had the right to acquire 55% of the fully diluted common shares of the Company. Accordingly the merger constitutes a change of control of the Company.

As the merger resulted in the stockholders of old Knowledgemax owning greater than 50% of the merged entity, the merger is treated as an acquisition of the net assets of Sideware by Old Knowledgemax. This means that the assets of Sideware are valued at their fair market value and that value is assigned to the equity instruments deemed issued by Old Knowledgemax. In addition, as Old

Knowledgemax is considered to have acquired Sideware's net assets, the historical financial statements of the Company will reflect Old Knowledge Max's operations to the date of the merger and combined with Sideware's thereafter.

Additionally, as a prerequisite to the merger, immediately prior to completing the merger, Sideware changed its corporate jurisdiction from the Yukon Territory of Canada to the State of Delaware, by reincorporating under the General Corporation Law of Delaware.

(5) Summary of Significant Accounting Policies - Revenue Recognition

The Company recognizes revenue from the 3rd party materials such as sale of books and learning materials, videos and CDs, net of any discounts or promotions, when the materials are received and accepted by the customer. The Company takes title to the materials upon transfer from the shipper and assumes risks and rewards of ownership including risk of loss while the products are in transit to the customer and for collection of billings to the customer. The Company does not act as an agent or broker for the supplier. Shipping charges assessed to the customer are included in net sales, and the associated expenses are included in cost of revenue. There were no material discounts or promotions during the three month and six month periods ended June 30, 2002.

(6) Equity Transactions

Effective with the merger, each Old Knowledgemax share was converted into 24.8163 shares of the combined Company. The Company issued
94,427,331 shares to the Old Knowledgemax shareholders in connection with the merger.

Also, effective upon the merger, 328,610 shares of Series A
Convertible Preferred Stock and 1,006,266 shares of Series B
Convertible Preferred Stock were converted into 1,334,876 share of common stock and subsequently exchanged for 33,126,683 shares in the combined Company

The following equity transactions, which occurred prior to the merger date, are stated at the post-merger share quantity.

Prior to the merger for the six months ended June 30, 2002, Old Knowledgemax granted 2,593,390 options to purchase common stock at
exercise prices between $0.12 and $0.13 per share.   After the
merger the Company granted 250,000 options at a price of $0.065 per share.

For the three months ended March 31, 2002, the Company issued
584,895 shares of common stock to a third party developer to settle a related party note payable and accrued interest totaling $70,000.

The Company also issued 1,488,978 shares of common stock for services rendered to the Company for $178,200.

For the three months ended June 30, 2002, the Company issued
1,250,593 shares of common stock to a law firm to settle a related party note payable and accrued interest totaling $149,670.

The Company also issued 77,104 shares of Series B convertible preferred stock for interest totaling $9,228.

In connection with the merger, the Company issued 8,331,576 shares to the related party book distributor pursuant to the exercise of the warrant for $200,000, which was exchanged for a line of credit balance due from the Company.

Subsequent to the merger, the Company issued 240,000 shares of common stock in the combined Company to consultants for services totaling $31,000.

(7) Note Payable

In April 2001, the Company received a $70,000 loan from Montgomery County, Maryland, the county in which the Company was previously located. The loan bears interest at 10% and is due 5 years from the date of issuance provided that the Company meets certain requirements such as maintaining a presence in the county. The Company's decision to terminate its office lease effective February 2002 and its relocation outside of the county violates the provisions of the agreement. The county has requested repayment of the note and accrued interest of approximately $80,000 by October 31, 2002.

(8) Earnings Per Share

Weighted averages number of shares outstanding have been determined based upon the equivalent number of shares that would have been outstanding as contemplated by the merger in Note 4.

Loss per share is computed by dividing the net loss by the weighted average number of shares outstanding. Potential common shares have not been included in the earnings per share calculation as their inclusion would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

Overview

The Company has developed an eBusiness supply chain and delivery system for commercially available learning and knowledge products and customer proprietary information. The Company's main activity consists of developing the Knowledgemax.com website, third party content selling, eCommerce, and eLearning database platform for companies to select, purchase, and deliver knowledge resources and education to their employees.

The Company began generating revenues in May 2001, with a contract to provide the bookstore and knowledge and learning resource center to IBM.

On May 1, 1998, Knowledgemax, Inc. was incorporated in the State of Maryland. On June 17, 1998, Leadership Library Limited
Partnership was merged into Knowledgemax, Inc. On June 8, 2000, the Leadership Library, Inc., the former general partner of Leadership Library, Limited Partnership, was merged into
Knowledgemax, Inc. On August 17, 2000, the Company reincorporated in the State of Delaware.

The company formerly known as Sideware Systems Inc., a Yukon Territory, Canada corporation ('Sideware') completed its merger with Knowledgemax, Inc., a Delaware corporation ('Old Knowledgemax') whereby Sideware reincorporated into the State of Delaware, becoming a Delaware corporation, KM Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Sideware merged into Old Knowledgemax, whereby Old Knowledgemax was the surviving corporation, and Old Knowledgemax changed its name to 'Knowledgemax Learning, Inc.' Immediately following this transaction, the Company changed its corporate name from Sideware to Knowledgemax, Inc.

On December 7, 2001, Sideware entered into an Agreement and Plan of Merger and Reorganization (the 'Merger Agreement') with Old Knowledgemax and KM Acquisition Corp. On May 20, 2002, the merger was consummated by KM Acquisition Corp. merging with and into Old Knowledgemax, with Old Knowledgemax the surviving corporation, resulting in Old Knowledgemax becoming a wholly owned subsidiary of the Company. In the merger, Old Knowledgemax stockholders received 24.82 shares of the Company common stock for each share of Old Knowledgemax common stock that they held, and the Company assumed the obligations of Old Knowledgemax under its outstanding stock options (with each former Old Knowledgemax option converting into an option to purchase 24.82 shares of the Company common stock. An aggregate of 94,427,331 shares of the Company common stock were issued to former Old Knowledgemax stockholders in the merger and options to purchase Old Knowledgemax shares converted into options to purchase 16,660,251 shares of the Company common stock in connection with the assumption of the Old Knowledgemax options.

The commons stock issued to the Old Knowledgemax stockholders in the merger represented approximately 52.48% of the Company's issued and outstanding common stock immediately following the merger. Immediately following the closing of the merger, including the Old Knowledgemax options assumed by New Knowledgemax, former Old Knowledgemax stockholders and option holders owned or had the right to acquire 55% of the fully diluted common shares of New Knowledgemax. Accordingly the merger constitutes a change of control of Sideware.

These unaudited consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Through the date of these consolidated financial statements the Company has incurred operating losses and negative cash flow from operating activities. Operations to date have been financed primarily by debt and equity transactions. These factors could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The following discussion does not reflect any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policy

The Company recognizes revenue from the sales of 3rd party materials such as books and learning materials, videos and CDs, net of any discounts or promotions, when the materials are received and accepted by the customer. The Company takes title to the materials upon transfer from the shipper and assumes risks and rewards of ownership including risk of loss while the products are in transit to the customer and for collection of billings to the customer. The Company does not act as an agent or broker for the supplier. Shipping charges assessed to the customer are included in net sales.

Results of Operations

The following discussion compares the results of operations for the three- and six-month periods ended June 30, 2002.

As discussed above, the merger of Sideware and Old Knowledgemax resulted in the stockholders of Old Knowledgemax owning in excess of 50% of the Company, requiring the merger be accounted for as if Old Knowledgemax acquired Sideware. Accordingly, the historical financial statements of the Company will reflect Old Knowledgemax's operations to the date of the merger and combined with Sideware's after the merger. Therefore, these results include Sideware's results of operations from May 21, 2002 (the merger date) through June 30, 2002, in accordance with the purchase method of accounting for the merger. Sideware ceased operations after the merger and had approximately $3,600 of trailing expenses in the period from May 21, 2002 to June 30, 2002, which are included in general and administrative expenses.

Prior to the merger, the Chalk Group was included in the results of operations, as Sideware held approximately 80% of the outstanding shares of the Chalk Group. As Sideware's investment in the Chalk Group was reduced to approximately 28% prior to the merger with Knowledgemax, and the investment value has been determined to be unrecoverable, all results of the Chalk Group have been accounted for on the equity method of accounting and have not been consolidated into the results of the Company.

Revenues

Revenues increased 101% in the three-month period ended June 30, 2002 to $296,500 from $146,935 compared to the corresponding period of the prior year. The Company began generating revenues in May 2001, and as such the June 30, 2002 quarter reflects a full quarter of revenue activity compared to the prior year period, and an increase in revenue from the primary customer.

The revenue from the primary customer, IBM, has been generated from a limited number of users of the customer user population, as the system has not been fully deployed to the full user community.

The Company's revenue is primarily generated and due from one customer. During the three-month period ended June 30, 2002, 98% of revenue was generated from one customer compared to 100% in the corresponding prior year period.

The Company signed three new customers during the quarter,
including the National Geographic Society and Dyncorp.    Limited
revenue has been generated from these customers as the development and promotion of the site was completed near the end of the quarter. In addition, revenues from 'Information On Demand' products and services are also expected to have higher margins.

Revenue increased 325% in the six-month period ended June 30, 2002 to $624,699 from $146,935 compared to the corresponding period of the prior year. As noted above, the company began generating revenue in May 2001, and as such the six month period ended June 30, 2002 reflects a full six months of revenue activity compared to the prior year. In the first quarter of 2001, the Company had no revenue.

Cost of revenue

Cost of revenue for the three-month period ended June 30, 2002 was $275,274, resulting in a gross margin (defined as revenue less cost of products) of 7%, compared to a cost of revenue of $125,396 and a gross margin of 15% in the corresponding period of the prior year. The decrease in margins is due to a high volume of bulk orders in the three month period ended June 30, 2001, which carry higher margins, compared with the high portion of individual orders in the quarter ended June 30, 2002, which carry lower margins, from the primary customer. New contracts being negotiated or signed are expected to contain higher gross margins for individual orders than the contract with the Company's primary customer.

Cost of revenue for the six-month period ended June 30, 2002 was $577,736, resulting in a gross margin (defined as revenue less cost of products) of 8%, compared to a cost of revenue of $125,396 and a gross margin of 15% in the corresponding period of the prior year. As noted above, the margins decreased due a decrease in the proportion of higher margin bulk orders to lower margin individual orders for the Company's primary customer.

Operating expenses

Total operating expenses for the three-month period ended June 30, 2002 were $1,110,883 compared to $316,345 for the corresponding period of the prior year. Research and development expenses increased from $110,165 to $214,748 due to additional resources hired or contracted by the Company to develop enhancements to its supply chain, delivery and billing systems. General and administrative expenses increased from $206,179 to $896,135 due to expenses related to the merger with Sideware, the securing of additional financing, the office space leased in January 2002 and increased expenses for legal, accounting, and public company compliance.

Total operating expenses for the six-month period ended June 30, 2002 were $1,923,804 compared to $549,208 for the corresponding period of the prior year. Research and development expenses increased from $137,173 to $474,331 due to the increased research and development activities mentioned above. Similarly, general and administrative expenses increased from $412,034 to $1,449,473 due to the activities noted above.

As of the date of this report, the Company has 19 employees.
Excluding the merger with Sideware, the Company has not increased its number of employees since March 2002.

Interest expense

Interest expense for the three-month period ended June 30, 2002 was $52,175 compared to $25,556 for the corresponding prior year period. This increase was due to the increased debt incurred compared to the prior year.

Similarly, interest expense for the six-month period ended June
30, 2002 was $131,001 compared to $48,553 for the corresponding prior year period. This increase was due to the increased debt incurred compared to the prior year.

Net loss

For the three month period ended June 30, 2002, the net loss was $1,141,831 compared to a net loss of $320,361 for the corresponding prior period. The combination of decreased gross margin percentage and increased operating expenses for research and development and general and administrative purposes resulted in the increased net losses.

For the six-month period ended June 30, 2002, the net loss was $2,007,842 compared to a net loss of $576,222 for the corresponding prior period. The increase in net loss was due to lower gross margins combined with higher operating expenses such as research and development and general and administrative expenses.

Liquidity and capital resources

The Company has experienced continuing operating losses and negative cash flows from operations since its inception, has working capital and stockholders' deficiencies and has been unable to repay certain obligations when due.

The Company believes that its recently completed merger will provide it with additional opportunities to access capital, including access to the public market for securities, however, there can be no assurance that the merger will provide sufficient resources or access to capital to support or sustain the operations of the Company.

As of June 30, 2002 the Company held $20,793 in cash and cash equivalents compared to $80,633 at December 31, 2001. Working capital (defined as current assets less current liabilities) at June 30, 2002 was a deficit of $2,023,129 compared to deficit of $1,765,536 at December 31, 2001. The increase in the working capital deficit is attributable to the substantial debt used to fund the net losses of the Company.

Net cash used in operating activities for the six months ended June 30, 2002 was $1,157,091, compared to $420,953 for the six months ended June 30, 2001. The increase in the net cash used in both periods was primarily the result of funding the net losses of the Company.

Net cash used in investing activities for the six months ended
June 30, 2002 was $16,672. This was to purchase property and equipment, primarily for network security. For the six months ended June 30, 2001 there was no cash used in investing activities.

Net cash provided by financing activities for the six months ended June 30, 2002 was $1,113,922, primarily due to $1,170, 881 obtained as part of the merger with Sideware, offset by repayments on notes payable and capital leases. For the six months ended June 30, 2001, net cash provided by financing activities totaled $558,905, primarily due to $450,000 in proceeds from the issuance of Series B convertible preferred stock.

The Company's growth has required, and will continue to require, substantial capital to fund expanding working capital needs, new business initiatives and capital expenditures. To date, the funding of these requirements has come primarily from investors, debt instruments, and vendor payables. While investors have historically provided the required funding, they have no obligation to continue to do so. The Company intends to seek additional funding from investors, which said funding may be in the form of debt, equity, or some combination. There can be no assurance of continued funding by investors or other sources or that such funding will be on terms favorable to the Company.

On July 29, 2002, the Company executed a line of credit agreement with an investment bank. The line of credit is for $800,000 with interest at 10%, for a period of six months. The line was fully used. The line is secured under a junior security agreement by all of the assets of the Company. The agreement also calls for the issuance of up to 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, for a period of three months, and an additional 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, if the line is extended for an additional three months.

The Company is focusing efforts to raise capital through debt instruments or equity funding to continue to fund its operations and satisfy its obligations, however there can be no assurances that these efforts will be successful.

In the event sufficient additional funding is not received the Company may cease operations immediately, and/or be forced to pursue other alternatives, which could include the sale of assets, bankruptcy, or liquidation.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
RISK

As at June 30, 2002 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities that are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at June 30, 2002 is not materially different from their carrying value.

Item 4.    Controls and Procedures

In the quarter ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As at the date of this Form 10-Q we are not involved in any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

In June 2002, the Board of Directors of the Company approved the granting of 240,000 common shares issued in lieu of consulting services to accredited investors as that term is defined in Regulation D under The Securities Act of 1933 as amended.


(a) In July 2002, the Company authorized the issuance of up to 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, for a period of three months, and an additional 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, if the line is extended for an additional three months.

(b)  Not applicable

(c ) Consideration: The Company executed a line of credit agreement with an investment bank. The line of credit is for $800,000 with interest at 10%, for a period of six months. The line was fully used. The line is secured under a junior security agreement by all of the assets of the Company. The warrants were additional consideration for the line of credit agreement.

(d) The warrants were issued pursuant to a Regulation D exemption, as the principal investor was a qualified accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

On May 21, 2002, the Company filed a current report on Form 8-K reporting a change in control of the Company, the completion of the merger and related transactions and its name change from Sideware to Knowledgemax, Inc.

On May 21, 2002, the Company filed a current report on Form 8-K/A amending its Form 8-K including the financial statements for the Company, and pro forma financial statements relating to the change in control of the Company, the completion of the merger and related transactions and its name change from Sideware to Knowledgemax, Inc.

INDEX TO EXHIBITS


Number     Exhibit

2.1(7)     Agreement and Plan of Merger and Reorganization
            (included as Appendix A to the joint proxy statement -
            prospectus
2.2(8)     Special Warrant Exercise Form dated March 27, 2002 to
            Chalk.Com Network (Holding) Corp.
2.3(8)     Share Purchase Agreement dated March 27, 2002 between
            Sideware Systems Inc. and SYD Enterprises Ltd.
2.4(8)     Purchase and Sale Agreement dated March 27, 2002
            between Sideware Systems Inc., SYD Enterprises Ltd.,
            and Chalk Media Corp.
2.5(8)     Share Repurchase Agreement dated March 27, 2002
            between Sideware Systems Inc., SYD Enterprises Ltd.,
            and Chalk Media Corp.
2.6(8)     Irrevocable Direction to Pay dated March 27, 2002 to
            Chalk Media Corp. from SYD Enterprises Ltd.
2.7(8)     Waiver Agreement dated May 8, 2002 between Sideware
            Systems Inc., KM Acquisition Corp.,  KnowledgeMax,
            Inc., SYD Enterprises Ltd., Chalk Media Corp., Grant
            Sutherland and James L. Speros
3.1(8)      Articles of Incorporation dated May 20, 2002
3.3(8)      By-Laws of Knowledgemax, Inc.
10.1(1)     Assignment of Lease and Modification of Lease
             Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and BrainTech, Inc.
10.2(2)     Lease effective as of July 1, 1999 between the
             Company, Techwest Management Ltd., BrainTech, Inc. and Pacific Centre Leaseholds Ltd.
10.3(2)     Assignment Agreement effective as of July 1, 1999
             between the Company, Techwest Management Ltd., BrainTech, Inc., and SJM Management Ltd.
10.4(6)     Change of Control Severance Agreement with Rahul
             Bardhan
10.5(7)     Change of Control Severance Agreement with James
             Speros
10.6(7)     Amendment agreement between James Speros and Sideware
10.7(7)     Amendment agreement between Rahul Bardhan and Sideware
10.8(6)     Assignment of Lease
10.9(3)     2000 Stock Option Plan
10.10(4)    Amended 2000 Stock Option Plan
10.11(6)    Stock Option Plan (2001)
10.12(7)    Sideware 2002 Equity Incentive Plan (included as
             Appendix G to the joint proxy statement - prospectus)
10.13(7)    Form of stock option agreement under Sideware 2002
             Incentive Equity Plan
11.1        Computation of net loss per share




(1)  Incorporated by reference to exhibit to Sideware's
      Registration Statement on Form 20-F filed in May 1999 (file no.
      000-29974)
(2)  Incorporated by reference to exhibit to Sideware's
      Registration Statement on Form F-1 filed on November 12, 1999 (file no. 333 90893)
(3)  Incorporated by reference to exhibit to Sideware's
      Registration Statement on Form F-3 filed on April 18, 2000 (file no. 333 34984)
(4) Incorporated by reference to exhibit to Amendment No. 1 to Sideware's Registration Statement on Form F-3/A filed on June 8, 2000 (file no. 333-34984)
(5)  Incorporated by reference to exhibit to Sideware's Form 10-
      Q for the quarter ended September 30, 2000 filed on November 15, 2000 (file no. 000-29974)
(6)  Incorporated by reference to exhibit to Sideware's Form 10-
      K for the year ended December 31, 2000 filed on March 23 (file no. 000-29974)
(7)  Incorporated by reference to exhibit to Sideware's
      Registration Statement on Form S-4 filed on January 11, 2002 (registration no. 333-76648)
(8) Incorporated by reference to exhibit to Knowledgemax, Inc.'s Form 8-K filed on may 21, 2002 (File number 0-29974)

                         SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of
1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 23, 2002	 	Knowledgemax, Inc.


                                         /s/ E. Linwood Pearce
                                        -------------------------------
					E. Linwood Pearce
					Chief Executive Officer,
					Chairman of the Board
					(Principal Executive Officer)




                                         /s/ Charles P. Abod II, CPA
                                        -------------------------------
                                        Charles P. Abod II, CPA
					Acting Chief Financial Officer,
					(Principal Finance and Accounting
                                        Officer)

                              CERTIFICATION

I, E. Linwood Pearce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KnowledgeMax, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


September 23, 2002                       /s/ E. Linwood Pearce
--------------------------              -------------------------------
Date                                    E. Linwood Pearce
                                        Chief Executive Officer,
                                        Chairman of the Board

                           CERTIFICATION

I, Charles P. Abod II, CPA, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KnowledgeMax, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




September 23, 2002                       /s/ Charles P. Abod II, CPA
-----------------------------          ---------------------------------
Date                                   Charles P. Abod II, CPA
                                       Acting Chief Financial Officer