Form 10-Q
period 2002-09-30
KNOWLEDGEMAX INC
filed 2002-12-26
CIK 1077170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period ended September 30, 2002


    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from		 to


                              KNOWLEDGEMAX, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware, USA                             52-2151837
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)

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

	Yes   /x/    				No   / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
180,483,066 common shares with $0.001 par value as of September 30, 2002.

                           Index to Exhibits on Page 18

                               KNOWLEDGEMAX, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                   For the quarter ended September 30, 2002

                              TABLE OF CONTENTS
                                                                     Page

PART I.  FINANCIAL INFORMATION

Item 1.	   Financial Statements........................................1

           Condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001

           Condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001

           Condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001

           Notes to condensed consolidated financial statements

Item 2.	   Management's Discussion and Analysis of
	   Financial Condition and Results of Operations..............10

Item 3.    Qualitative and Quantitative
           Disclosure about Market Risk...............................16

Item 4.    Controls and Procedures....................................17

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings..........................................17

Item 2.    Changes in Securities and Use of Proceeds..................17

Item 3.    Defaults upon Senior Securities............................18

Item 4.    Submission of Matters to a Vote of
           Securities Holders.........................................18

Item 5.    Other Information..........................................18

Item 6.    Exhibits and Reports on Form 8-K...........................18

Forward-Looking Statements Disclosure

This document, including information incorporated by reference, and future filings by Knowledgemax, Inc. (the "Company") on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management, may contain forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, and funding and growth opportunities expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

-  our reliance on a limited number of clients;
- our ability to raise sufficient funds to meet our operating requirements;
- the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
-  our ability to repay the debt and obligations incurred;
- complexities involved in implementing and integrating our services;
-  fluctuations in revenues and operating results;
-  the impact of technological changes;
-  dependence on a small number of vendors and service providers;
-  our ability to retain employees;
-  litigation;
-  our success at managing the risks involved in our business;
    and
- the strength of the United States economy in general and the strength of the local economies in which we conduct our operations.


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

The Company has changed its independent certified public accountants. On September 27, 2002 the Company filed a Form 8-K, Current Report, indicating changes in the Company's certifying accountant. The review required by independent auditors under Regulation S-X of the Securities Exchange Act of the financial information contained in the quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 have not been completed as of the date hereof. Upon completion of our independent auditor's review, we will promptly file an amendment indicating the results thereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                   Condensed Consolidated Financial Statements

                              KNOWLEDGEMAX, INC.

               Nine month periods ended September 30, 2002 and 2001

                                (Unaudited)

Knowledgemax, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)


=============================================================================
                                                  September 30,   December 31,
                                                        2002           2001
-----------------------------------------------------------------------------
                                                     (unaudited)
Assets

Current assets:
  Cash and cash equivalents                       $    26,620    $    80,633
  Accounts receivable                                 182,078        149,011
  Prepaid expenses and other current assets           117,533         53,222
-----------------------------------------------------------------------------
   Total current assets                               326,231        282,866

Property and equipment, net                           134,763        165,309
Other assets, net                                         150            600
----------------------------------------------------------------------------
Total assets                                     $    461,144        448,775
=============================================================================

Liabilities and Stockholders' Deficit

Current liabilities
  Bank line of credit                            $     59,601         72,970
  Line of credit - related party                            -        200,000
  Accounts payable                                  1,211,972        535,260
  Accounts payable - related party                     58,920         46,901
  Accrued expenses                                    386,389        208,997
  Salaries payable                                    269,761        122,570
  Current installments of obligations
     under capital leases                              44,512         41,347
  Notes payable                                       880,468         94,716
  Notes payable - related party                       300,423        159,909
-----------------------------------------------------------------------------
Total current liabilities                           3,212,046      1,482,670

Notes payable - related party                               -        573,511
Notes payable                                          10,441         18,667
Obligations under capital leases,
     excluding current portion                         43,500         77,145
-----------------------------------------------------------------------------
Total liabilities                                   3,265,987      2,151,993

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, par value $.01,
      5,000,000 shares authorized
    Series A convertible preferred stock
      (voting), $.01 par value,
      330,000 shares designated, -0- and 328,610
      shares issued and outstanding, respectively
      (liquidation preference of $603,151)                  -          3,286
    Series B convertible preferred stock
    (voting), $.01 par value, 775,000 shares
      designated, -0- and 928,3988 shares
      issued and outstanding respectively
      (liquidation preference of $1,484,373)                -          9,284
  Common stock, $.001 par value, 300,000,000
    shares authorized, 180,483,066 and
    2,011,315 shares issued and
    outstanding, respectively                         180,483         20,113
  Additional paid-in capital                        7,535,227      5,836,416
  Accumulated deficit                             (10,520,553)    (7,572,317)
-----------------------------------------------------------------------------
Total stockholders' deficit                        (2,804,843)    (1,703,218)
-----------------------------------------------------------------------------
Total liabilities and stockholders' deficit      $    461,144   $    448,775
=============================================================================


See accompanying notes to condensed consolidated interim financial statements.

Knowledgemax, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)


=======================================================================================================
                                                 Three months ended               Six months ended
                                                   September 30,                   September 30,
                                                 2002            2001            2002           2001
-------------------------------------------------------------------------------------------------------


Revenue                                  $     275,615   $     209,048   $     900,314   $     355,983
Costs of revenue - related party                91,241         177,245         303,712         177,470
Costs of revenue                               164,029          13,162         529,294         137,906
-------------------------------------------------------------------------------------------------------
Gross profit                                    20,345          18,641          67,308          40,607
Operating expenses:
  Research and development                     213,575         102,301         687,906         239,474
  General and administrative                   688,459         375,204       2,137,932         787,238

-------------------------------------------------------------------------------------------------------
Total operating expenses                       902,034         477,505       2,825,838       1,026,712
-------------------------------------------------------------------------------------------------------

Loss from operations                          (881,689)       (458,864)     (2,758,530)       (986,105)

Interest income                                    803               -             803               -
Interest expense                               (59,508)        (38,345)       (190,509)        (86,898)
-------------------------------------------------------------------------------------------------------

Loss before income taxes                      (940,394)       (497,209)     (2,948,236)     (1,073,003)

Income taxes                                         -               -               -               -
-------------------------------------------------------------------------------------------------------

Net loss                                 $    (940,394)  $    (497,209)     (2,948,236)     (1,073,003)
=======================================================================================================


Basic and diluted net loss per share     $       (0.01)  $       (0.01)  $       (0.03)  $       (0.03)

Weighted average shares
  Basic and diluted                        180,483,066      41,803,389     114,166,542      39,969,515


See accompanying notes to condensed consolidated interim financial statements.

Knowledgemax, Inc.
Condensed Statements of Cash Flows
(Unaudited)



=================================================================================
                                                         Nine months ended
                                                            September 30,
                                                       2002               2001
---------------------------------------------------------------------------------
Cash flows used in operating
 activities:
  Net loss                                      $  (2,948,236)     $  (1,073,003)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization                     52,229             41,075
     Isssuance of common stock
      for services                                    209,200            328,033
     Warrant expense                                  102,372             21,460
     Non-cash stock compensation
      expense                                          48,269              7,755
     Other                                                  -              6,286
     Non-cash conversion of accrued
      interest into Series B
      convertible preferred stock                      21,168                  -
     Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable                                    (30,824)          (151,800)
      (Increase) decrease in prepaid
        expenses and other assets                       7,598             (5,000)
      Increase (decrease) in accounts
       payable and accrued expenses                   668,011             92,263

---------------------------------------------------------------------------------
  Net cash used in operating
   activities                                      (1,870,213)          (731,931)

Cash flows from investing
 activities:
  Purchases of property and equipment                 (16,671)            (2,015)
---------------------------------------------------------------------------------
  Net cash used in investing
   activities                                         (16,671)            (2,015)

Cash flows from financing
 activities:
  (Repayments on) proceeds from
   line of credit                                     (13,369)           (16,117)
  Repayments on capital leases                        (30,480)            (7,601)
  Repayments on notes payable                          (7,348)                 -
  Proceeds from issuance of
   notes payable related party                         50,000                  -
  Repayment in notes payable related party           (136,813)                 -
  Proceeds received from merger                     1,170,881                  -
  Proceeds from issuance of notes payable            (800,000)            70,000
  Proceeds from issuance of Series B
   convertible preferred stock                              -            602,500
  Proceeds fomr issuance of Series B
   convertible notes                                        -            125,000
---------------------------------------------------------------------------------
Net cash provided by financing
 activities                                         1,832,871            773,782
---------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                     (54,013)            39,836

Cash and cash equivalents,
 beginning of period                                   80,633             11,188
---------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                                  $      26,620      $      51,024
=================================================================================




Supplemental disclosure of
 cash flow information:
   Interest paid                                $      30,293      $      16,754
=================================================================================

Supplemental disclosure of
 noncash activities:
   Assets acquired under capital lease                      -             78,034
   Conversion of accounts payable
    to notes payable                                        -            132,818
   Exercise of warrant in exchange for
    line or credit related party                      200,000                  -
   Conversion of accrued salaries into
    common and Series B convertible
    preferred stock                                   177,920             50,000
   Conversion of notes payable related
    party and accrued interest to Series B
    convertible preferred stock                       219,670                  -


See accompanying notes to condensed consolidated interim financial statements.

                              Knowledgemax, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)
                         September 30, 2002 and 2001

(1) Description of Operations

Knowledgemax, Inc. (the "Company") has developed an eBusiness supply chain and delivery system for commercially available learning and knowledge products and customer proprietary information. The Company generates revenue from the sales of 3rd party materials including books, learning materials, videos and CDs, to its customers. The Company develops and maintains the customer tailored eSourcing infrastructure through a co-branded eBusiness model.

The Company began generating revenues in May 2001, with a contract to provide the bookstore and knowledge and learning resource center to a Fortune 100 Corporation.

In May 2002, the Company completed the planned merger with Sideware Systems, Inc. as more fully described in the Form 10-Q for the period ended June 30, 2002 and in the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and September 23, 2002, respectively.

(2) Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001 in Form 8-K/A for Knowledgemax and Form 10-K for Sideware and Forms 10-Q for Sideware and Knowledgemax as filed with the Securities and Exchange Commission.

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

(4) Merger of the Company

Sideware Systems Inc., a Yukon Territory, Canada corporation ("Sideware") completed its merger with Knowledgemax, Inc., a Delaware corporation ("Old Knowledgemax") whereby Sideware reincorporated into the State of Delaware, becoming a Delaware corporation, KM Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Sideware merged into Old Knowledgemax, whereby Old Knowledgemax was the surviving corporation, and Old Knowledgemax changed its name to "Knowledgemax Learning, Inc." Immediately following this transaction, the Company changed its corporate name from Sideware to "Knowledgemax, Inc."

On December 7, 2001, Sideware entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Old Knowledgemax and KM Acquisition Corp. On May 20, 2002, the merger was consummated by KM Acquisition Corp. merging with and into Old Knowledgemax, with Old Knowledgemax the surviving corporation, resulting in Old Knowledgemax becoming a wholly owned subsidiary of the Company. In the merger, Old Knowledgemax stockholders received 24.82 shares of the Company common stock for each share of Old Knowledgemax common stock that they held, and the Company assumed the obligations of Old Knowledgemax under its outstanding stock options (with each former Old Knowledgemax option converting into an option to purchase 24.82 shares of the Company common stock. An aggregate of 94,427,331 shares of the Company common stock were issued to former Old Knowledgemax stockholders in the merger and options to purchase Old Knowledgemax shares converted into options to purchase 16,660,251 shares of the Company common stock in connection with the assumption of the Old Knowledgemax options.

The shares issued to the former Old Knowledgemax stockholders in the merger represent approximately 52.48% of the registrant's issued and outstanding common stock immediately following the merger. Immediately following the closing of the merger, including the Old Knowledgemax options assumed by the Company, former Old Knowledgemax stockholders and option holders owned or had the right to acquire 55% of the fully diluted common shares of the Company. Accordingly, the merger constitutes a change of control of the Company.

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

(5) Summary of Significant Accounting Policies - Revenue Recognition

The Company recognizes revenue from the sale of 3rd party materials such as books, learning materials, videos and CDs, net of any discounts or promotions, when the materials are received and accepted by the customer. The Company takes title to the materials upon transfer from the shipper and assumes risks and rewards of ownership including risk of loss while the products are in transit to the customer and for collection of billings to the customer. The Company does not act as an agent or broker for the supplier. Shipping charges assessed to the customer are included in net sales, and the associated expenses are included in cost of revenue. There were no material discounts or promotions during the three-month and nine-month periods ended September 30, 2002.

(6) Equity Transactions

Effective with the merger, each Old Knowledgemax share was converted into 24.8163 shares of the combined Company. The Company issued
94,427,331 shares to the Old Knowledgemax shareholders in connection with the merger.

Also, effective upon the merger, 328,610 shares of Series A
Convertible Preferred Stock and 1,006,266 shares of Series B
Convertible Preferred Stock were converted into 1,334,876 shares of common stock and subsequently exchanged for 33,126,683 shares in the combined Company.

The following equity transactions, which occurred prior to the merger date, are stated at the post-merger share quantity.

Prior to the merger for the nine months ended September 30, 2002, Old Knowledgemax granted 2,593,390 options to purchase common stock
at exercise prices between $0.12 and $0.13 per share.   After the
merger, the Company granted 250,000 options at a price of $0.065 per share.

For the three months ended March 31, 2002, the Company issued
584,895 shares of common stock to a third party developer to settle a related party note payable and accrued interest totaling $70,000.

The Company also issued 1,488,978 shares of common stock for services rendered to the Company for $178,200.

During the nine months ended September 30, 2002, the Company issued 1,250,593 shares of common stock to a law firm to settle a related-party note payable and accrued interest totaling $149,670.

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

(7) Notes Payable

In April 2001, the Company received a $70,000 loan from Montgomery County, Maryland, the county in which the Company was previously located. The loan bears interest at 10% and is due 5 years from the date of issuance provided that the Company meets certain requirements such as maintaining a presence in the county. The Company's decision to terminate its office lease effective February 2002 and its relocation outside of the county violates the provisions of the agreement. The county has requested repayment of the note and accrued interest of approximately $80,000 by October 31, 2002. The Company has requested a waiver of the default and an extension of the loan.

In July 2002, the Company executed a loan and security agreement with an investment bank and received $800,000 provided under this revolving line of credit arrangement. The line of credit is for a maximum of $800,000 with interest at 10%, for a period of six months. The line of credit was fully used at September 30, 2002. The line of credit is secured under a junior security agreement with all of the assets of the Company. The agreement also calls for the issuance of up to 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, for a period of three months, and an additional 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, if the line of credit is extended for an additional three months. On November 1, 2002, the Company extended the line of credit for an additional three months.

The fair value of the warrant on the date of grant of $45,377, was recorded as a deferred financing fee, posted as a contra liability account, reducing the carrying amount of the loan balance and increasing additional paid in capital. This deferred financing fee is being charged to interest expense from July 29, 2002 through November 1, 2002, the period of the note. The amortized portion of the deferred financing fee charged to operations in the three-month period ended
September 30, 2002 was $30,251. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years, expected volatility of 70%, expected dividend yield of 0%, and risk free interest rate of 3.75%.

The Company was in technical default of the loan agreement as of December 24, 2002.

On December 11, 2002, the Company executed an amendment to the agreement with the investment bank to increase its line of credit from $800,000 to $1,000,000 (at the same interest rate of 10%) and to extend the credit line due date from January 31, 2003 until June 30, 2003. The Company used an additional $100,000 of funds available under the line bringing the outstanding principal balance to $900,000. The Company is required to raise additional capital in order to extend the credit line further. The line was previously secured under a junior security agreement by all of the assets of the Company.

The agreement also calls for the issuance of up to 15,000,000 warrants to purchase the Company's common stock at $0.01 (one cent) per share that will replace the previous warrant amounts, terms and conditions. In the event the line is not repaid on the due date of June 30, 2003, an additional 500,000 warrants per month (a reduction of 200,000 warrants from the previous agreement) are due at the average of the previous
5 days trading price.

The fair value of the new warrant on the date of grant was $81,580. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years, expected volatility of 70%, expected dividend yield of 0%, and risk free interest rate of 3.75%. This amount will be recorded as a deferred financing fee, and charged to operations.

(8) Earnings Per Share

Weighted average number of shares outstanding have been determined based upon the equivalent number of shares that would have been outstanding as contemplated by the merger in Note 4.

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

OvERVIEW

The Company has developed an eBusiness supply chain and delivery system for commercially available learning and knowledge products and customer proprietary information. The Company's main activity consists of developing the Knowledgemax.com website, third party content selling, eCommerce and eLearning database platform for companies to select, purchase and deliver knowledge resources and education to their employees.

The Company began generating revenues in May 2001, with a contract to provide the bookstore and knowledge and learning resource center to IBM.

On May 1, 1998, Knowledgemax, Inc. was incorporated in the State of Maryland. On September 17, 1998, Leadership Library Limited Partnership was merged into Knowledgemax, Inc. On September 8, 2000, the Leadership Library, Inc., the former general partner of Leadership Library, Limited Partnership, was merged into Knowledgemax, Inc. On August 17, 2000, the Company reincorporated in the State of Delaware.

The company formerly known as Sideware Systems Inc., a Yukon Territory, Canada corporation ("Sideware"), completed its merger with Knowledgemax, Inc., a Delaware corporation ("Old Knowledgemax"), whereby Sideware reincorporated into the State of Delaware, becoming a Delaware corporation, in turn, KM Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Sideware merged into Old Knowledgemax whereby Old Knowledgemax was the surviving corporation, and Old Knowledgemax changed its name to "Knowledgemax Learning, Inc." Immediately following this transaction, the Company changed its corporate name from Sideware to Knowledgemax, Inc.

On December 7, 2001, Sideware entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Old Knowledgemax and KM Acquisition Corp. On May 20, 2002, the merger was consummated by KM Acquisition Corp. merging with and into Old Knowledgemax, with Old Knowledgemax the surviving corporation, resulting in Old Knowledgemax becoming a wholly owned subsidiary of the Company. In the merger, Old Knowledgemax stockholders received 24.82 shares of the Company common stock for each share of Old Knowledgemax common stock that they held, and the Company assumed the obligations of Old Knowledgemax under its outstanding stock options (with each former Old Knowledgemax option converting into an option to purchase 24.82 shares of the Company common stock. An aggregate of 94,427,331 shares of the Company common stock were issued to former Old Knowledgemax stockholders in the merger and options to purchase Old Knowledgemax shares converted into options to purchase 16,660,251 shares of the Company common stock in connection with the assumption of the Old Knowledgemax options.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in the Company's Annual Financial Statements as filed on Form 8-K/A dated May 20, 2002, filed on
September 23, 2002.   The preparation of this Quarterly Report on
Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Options and warrants: The Company values non-employee option grants and warrants in accordance with the appropriate accounting guidelines, using the Black Sholes option pricing model and charges operations for the expense associates with these grants, for the periods in which the options are vested and the warrants are granted.

The Company applied APB No. 25 and related interpretations in accounting for its employee stock options and, accordingly, no compensation cost has been recognized for its stock options as the exercise price of the stock options granted is equal to the estimated fair value of the common stock on the date of grant.

Revenue recognition. The Company's revenue recognition is significant because revenue is a key component of the Company's results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter.

Impairment of intangible assets. The Company periodically evaluates its intangible assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market condition and operational performance. Future events could cause the Company to conclude that impairment factors exist and that certain intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on results of operations.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and nine-month periods ended September 30, 2002.

As discussed above, the merger of Sideware and Old Knowledgemax resulted in the stockholders of Old Knowledgemax owning in excess of 50% of the Company, requiring the merger be accounted for as if Old Knowledgemax acquired Sideware. Accordingly, the historical financial statements of the Company will reflect Old Knowledgemax's operations to the date of the merger and combined with Sideware's after the merger. Therefore, these results include Sideware's results of operations from May 20, 2002 (the merger date) through September 30, 2002 in accordance with the purchase method of accounting for the merger. Sideware ceased operations after the merger and had approximately $8,198 of trailing income in the period from May 20, 2002 to September 30, 2002, primarily currency translation gains, which are included in general and administrative expenses.

REVENUES

Three Month Period Ended September 30, 2002 Compared to Three
Month Period Ended September 30, 2001.

Revenues increased 32% in the three-month period ended September 30, 2002 to $275,615 from $209,048 compared to the corresponding period of the prior year. The Company began generating revenues in May 2001 and, as such, the September 30, 2002 quarter as well as the prior year quarter reflects a full quarter of revenue
activity.   Most of the increase in revenue was due to increased
volume from the primary customer, IBM. Revenue from non-IBM customers was $12,639 for the three-month period ending September 30, 2002 and was zero for the prior year period.

The revenue from the primary customer, IBM, has been generated from a limited number of users of the customer user population, as the system has not been fully deployed to the full user community.

The Company's revenue is primarily generated and due from IBM.
During the three-month period ended September 30, 2002, 95% of revenue was generated from IBM compared to 100% in the corresponding prior year period.

The Company executed contracts with three new customers during the quarter ended September 30, 2002, including KPMG International Inc., the Newspaper Association of America and Junior Achievement National Capital Area. None of these clients produced revenue for the quarter ended September 30, 2002.

Nine Month Period Ended September 30, 2002 Compared to Nine Month
Period Ended September 30, 2001.

Revenue increased 153% in the nine-month period ended September 30, 2002 to $900,314 from $355,983 compared to the corresponding period of the prior year. As noted above, the Company began generating revenue in May 2001 and, as such, the nine-month period ended September 30, 2002 reflects a full nine months of revenue activity compared just over four months for the prior year. In the first quarter of 2001, the Company had no revenue.

During the nine-month period ended September 30, 2002, 97% of revenue was generated from one customer, IBM, compared to 100% in the corresponding prior year period.

COST OF REVENUE

Three Month Period Ended September 30, 2002 Compared to Three
Month Period Ended September 30, 2001.

Cost of revenue for the three-month period ended September 30, 2002 was $255,270, resulting in a gross margin (defined as revenue less cost of products) of 7%, compared to a cost of revenue of $190,407 and a gross margin of 9% in the corresponding period of the prior year. The decrease in margins is due to a higher proportion of bulk orders in the three month period ended

September 30, 2001, which carry higher margins, compared with a higher portion of individual orders in the quarter ended September 30, 2002, which carry lower margins, from the primary customer. New contracts being negotiated or signed are expected to contain higher gross margins for individual orders than the contract with the Company's primary customer.

Nine Month Period Ended September 30, 2002 Compared to Nine Month
Period Ended September 30, 2001.

Cost of revenue for the nine-month period ended September 30, 2002 was $833,006, resulting in a gross margin (defined as revenue less cost of products) of 7%, compared to a cost of revenue of $315,376 and a gross margin of 11% in the corresponding period of the prior year. As noted above, the margins decreased due a decrease in the proportion of higher margin bulk orders to lower margin individual orders for the Company's primary customer.

OPERATING EXPENSES

Three Month Period Ended September 30, 2002 Compared to Three
Month Period Ended September 30, 2001.

Total operating expenses for the three-month period ended September 30, 2002 were $902,034 compared to $477,505 for the corresponding period of the prior year. Research and development expenses increased from $102,301 to $213,575 due to additional resources hired or contracted by the Company to develop enhancements to or provide maintenance of its supply chain, delivery and billing systems. General and administrative expenses increased from $375,204 to $688,459 due to expenses related to the securing of additional financing and the office space leased in January 2002, an increased number of employees and increased expenses for legal, accounting, and public company compliance.

Nine Month Period Ended September 30, 2002 Compared to Nine Month
Period Ended September 30, 2001.

Total operating expenses for the nine-month period ended September 30, 2002 were $2,825,838 compared to $1,026,712 for the corresponding period of the prior year. Research and development expenses increased from $239,474 to $687,906 due to the increased research and development activities mentioned above. Similarly, general and administrative expenses increased from $787,238 to $2,137,932 due to the activities noted above.

As of September 30, 2002, the Company had 16 employees.

INTEREST EXPENSE

Three Month Period Ended September 30, 2002 Compared to Three
Month Period Ended September 30, 2001.

Interest expense for the three-month period ended September 30, 2002 was $59,508 compared to $38,345 for the corresponding prior year period. This change was due to the amortization of the warrant expense incurred with the line of credit agreement in July 2002. During the second quarter of 2002, certain notes payable, and associated accrued interest, were converted to equity.

Nine Month Period Ended September 30, 2002 Compared to Nine Month
Period Ended September 30, 2001.

Interest expense for the nine-month period ended September 30, 2002 was $190,509 compared to $86,898 for the corresponding prior year period. This increase was due to the average increased debt incurred during the period compared to the prior year.

NET LOSS

Three Month Period Ended September 30, 2002 Compared to Three
Month Period Ended September 30, 2001.

For the three-month period ended September 30, 2002, the net loss was $940,394 compared to a net loss of $497,209 for the corresponding prior period. The combination of decreased gross margin percentage and increased operating expenses for research and development and general and administrative purposes resulted in the increased net loss.

Nine Month Period Ended September 30, 2002 Compared to Nine Month
Period Ended September 30, 2001.

For the nine-month period ended September 30, 2002, the net loss was $2,948,236 compared to a net loss of $1,073,003 for the corresponding prior period. The increase in net loss was due to lower gross margins combined with higher operating expenses including research and development and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced continuing operating losses and negative cash flows from operations since its inception, has working capital and stockholders' deficiencies and has been unable to repay certain obligations when due.

The Company is currently in default of some of its debt agreements and does not have sufficient liquidity to pay its current debts.

While the debt holders have not initiated default proceedings as of the date of this filing, they have the right and ability to proceed with all rights and remedies available under the debt agreements including, but not limited to, attachment of Company assets, such as cash balances, accounts receivable and fixed assets.

The Company is negotiating with its debt holders and vendors, and is working with employees to pay past salaries with any available funds.

The Company is negotiating and working with current funding sources and potential new investors as well as actively pursuing strategies to sell or merge the Company.

As of September 30, 2002, the Company held $26,620 in cash and cash equivalents compared to $80,633 at December 31, 2001. Working capital (defined as current assets less current liabilities) at September 30, 2002 was a deficit of $2,885,815 compared to a deficit of $1,199,804 at December 31, 2001. The decrease in working capital is attributable to the Company's substantial debt, including increased balances due to vendors and employees.

Net cash used in operating activities for the nine months ended September 30, 2002 was $1,870,213, compared to $731,211 for the nine months ended September 30, 2001. The net cash used in both periods was primarily the result of funding the Company's net losses.

Net cash used in investing activities for the nine months ended September 30, 2002 was $16,671. This was used to purchase computer equipment, primarily for network security. For the nine months ended September 30, 2001, net cash used in investing activities was $2,015 for the purchase of computer hardware.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $1,832,871, primarily due to $1,170, 881 obtained as part of the merger with Sideware and $800,000 provided by a line of credit arrangement with an investment bank executed on July 29, 2002. The line of credit is for $800,000 with interest at 10%, for a period of six months. The line was fully used at September 30, 2002. The line is secured under a junior security agreement with all of the assets of the Company. The agreement also calls for the issuance of up to 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, for a period of three months, and an additional 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, if the line is extended for an additional three months.
On November 1, 2002, the Company extended the line of credit for an additional three months.

On December 11, 2002, the Company executed an amendment to the agreement with Crosshill Georgetown Capital Partners to increase its line of credit from $800,000 to $1,000,000 (at the same interest rate of 10%) and to extend the credit line due date from January 31, 2003 until June 30, 2003. The Company used an additional $100,000 of funds available under the line bringing the outstanding principal balance to $900,000. The Company is required to raise additional capital in order to extend the credit line further. The line was previously secured under a junior security agreement by all of the assets of the Company.

The agreement also calls for the issuance of 15,000,000 warrants to purchase the Company's common stock at $0.01 (one cent) per share for the period from July 2002 to June 30, 2003, that will replace the previous warrant amounts, terms and conditions. The term of the warrants is five years. In the event the line is not repaid on the due date of June 30, 2003, an additional 500,000 warrants per month (a reduction of 200,000 warrants from the previous agreement) are due at the average of the previous 5 days trading price.

For the nine months ended September 30, 2001, net cash provided by financing activities totaled $773,782, primarily due to $727,500 in proceeds from the issuance of Series B convertible preferred stock and Series B convertible notes.

The Company's growth has required, and will continue to require, substantial capital to fund expanding working capital needs, new business initiatives and capital expenditures. To date, the funding of these requirements has come primarily from investors, debt instruments and vendor and employee payables. While investors have historically provided the required funding, they have no obligation to continue to do so. The Company intends to seek additional funding from investors, funding may be in the form of debt, equity or some combination. There can be no assurance of continued funding by investors or other sources or that such funding will be on terms favorable to the Company.

The Company is focusing efforts to raise capital through debt instruments or equity funding to continue to fund its operations and satisfy its obligations, however there can be no assurances that these efforts will be successful.

In the event sufficient additional funding is not received, the Company may cease operations immediately and/or be forced to pursue other alternatives, which could include the sale of assets, bankruptcy or liquidation.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
         RISK

As at September 30, 2002 the Company has not entered into or acquired financial instruments that have a material market risk. The Company has no financial instruments for trading or other purposes and no derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities that are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at September 30, 2002 is not materially different from their carrying value.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. Management periodically reviews the Company's internal controls for effectiveness and plans to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As at the date of this Form 10-Q, we are not involved in any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

In June 2002, the Board of Directors of the Company approved the granting of 240,000 common shares issued in lieu of consulting services.

(a) In July 2002, the Company authorized the issuance of up to 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, for a period of three months, and an additional 2,050,000 warrants to purchase the Company's common stock at $0.10 per share, if the line is extended for an additional three months. The warrant agreement was amended in December 2002 to reflect the issuance of 15,000,000 warrants for a term of 5 years, priced at $.01/ share, to replace the 2,050,000 warrants and warrant extension that reflect the total warrants issued from July, 2002 until June, 2003 per the Crosshill agreement.

(b) Not applicable

(c) Consideration: The Company executed a line of credit agreement with an investment bank. The line of credit is for $800,000 with interest at 10%, for a period of six months. The line was fully used at September 30, 2002. The line is secured under a junior security agreement with all of the assets of the Company. The warrants were additional consideration for the line of credit agreement.

(d) The warrants were issued pursuant to a Regulation D exemption, to a qualified accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K


A.     Exhibits
               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.     Reports on Form 8-K

On December 20, 2002, the Company filed a current report on Form 8-K to report the sale and disposition of assets, the preliminary results of operations for the quarter ended September 30, 2002, the increase in the Company's line of credit and the change in its status of its attorney.

On September 23, 2002, the Company filed a current report on Form 8-K/A which amended, under Items 2 and 7, its Form 8-K filed May 21, 2002, to include the financial statements for the Company, pro forma financial statements relating to the change in control of the Company, the completion of the merger and related transactions and it's the Company's name change from Sideware to Knowledgemax, Inc.

On September 27, 2002, the Company filed a current report on Form
8-K which reported, under Items 4 and 7, a change in the Company's certifying accountant.

INDEX TO EXHIBITS

   Number    Exhibit

   2.1(7)    Agreement and Plan of Merger and Reorganization
              (included as Appendix A to the joint proxy statement - prospectus)

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


(1)     Incorporated by reference to exhibit to Sideware's
         Registration Statement on Form 20-F filed in May 1999 (file no. 000-29974)

(2)     Incorporated by reference to exhibit to Sideware's
         Registration Statement on Form F-1 filed on November 12, 1999 (file no. 333 90893)
(3)     Incorporated by reference to exhibit to Sideware's
         Registration Statement on Form F-3 filed on April 18, 2000 (file no. 333 34984)
(4) Incorporated by reference to exhibit to Amendment No. 1 to Sideware's Registration Statement on Form F-3/A filed on September 8, 2000 (file no. 333-34984)
(5)     Incorporated by reference to exhibit to Sideware's Form 10-
         Q for the quarter ended September 30, 2000 filed on November 15, 2000 (file no. 000-29974)
(6)     Incorporated by reference to exhibit to Sideware's Form 10-
         K for the year ended December 31, 2000 filed on March 23 (file no. 000-29974)
(7)     Incorporated by reference to exhibit to Sideware's
         Registration Statement on Form S-4 filed on January 11, 2002 (registration no. 333-76648)

(8) Incorporated by reference to exhibit to Knowledgemax, Inc.'s Form 8-K filed on May 21, 2002 (File number 0-29974)

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of
1934, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 26, 2002 	Knowledgemax, Inc.



                                /s/  E. Linwood Pearce
                                ---------------------------------
				E. Linwood Pearce
				Chief Executive Officer,
				Chairman of the Board
				(Principal Executive Officer)



				/s/  Charles P. Abod II, CPA
                                ---------------------------------
				Charles P. Abod II, CPA
				Acting Chief Financial Officer,
				(Principal Finance and Accounting Officer)

CERTIFICATION
I, E. Linwood Pearce, in my capacity to the Company denoted below, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KnowledgeMax, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 26, 2002     			/s/ E. Linwood Pearce
                                        -------------------------------
					E. Linwood Pearce
                                        Chief Executive Officer,
                                        Chairman of the Board

CERTIFICATION
I, Charles P. Abod II, CPA, in my capacity to the Company denoted below, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KnowledgeMax, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




December 26, 2002			/s/ Charles P. Abod II, CPA
                                        --------------------------------
					Charles P. Abod II, CPA
                                        Acting Chief Financial Officer,

99.1   - Certification Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                 CERTIFICATION

In connection with the Knowledgemax, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Linwood Pearce, Chief Executive Officer and Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

December 26, 2002			/s/ E. Linwood Pearce
                                        -------------------------------
					E. Linwood Pearce
                                        Chief Executive Officer and
                                        Chairman of the Board

99.2   - Certification Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   CERTIFICATION

In connection with the Knowledgemax, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles P. Abod II, CPA, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

December 26, 2002			/s/ Charles P. Abod II, CPA
                                        -------------------------------
					Charles P. Abod II, CPA
                                        Acting Chief Financial Officer

Exhibit 11.1	Computation of net loss per share

Calculation of weighted average common shares outstanding for the three and nine-month periods ended September 30, 2002.

                              Three months ended         Nine months ended
				 September 30,             September 30,
                           ------------------------  --------------------------
                                2002        2001         2002          2001
                           ------------------------  --------------------------

Weighted average shares,
Basic and diluted          180,483,066  41,803,389   114,788,494    39,969,515

Net loss                 $  (  940,394) $ (497,209)  $(2,948,236)  $(1,073,003)

Basic and diluted net loss
  Per share              $       (0.01) $    (0.01)  $     (0.03)  $     (0.03)